Form 10-Q
period 2014-06-30
Transocean Partners LLC
filed 2014-09-10
CIK 1607250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
 (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

______________________________

Commission file number 001-36584

TRANSOCEAN PARTNERS LLC
(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	66-0818288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Deepwater House Kingswells Causeway Prime Four Business Park Aberdeen, Scotland, United Kingdom	AB15 8PU
(Address of principal executive offices)	(Zip Code)

+44 (1224) 945-100
(Registrant’s telephone number, including area code)

______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer (do not check if a smaller reporting company) ☑    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☑

As of August 29, 2014, 41,379,310 common units and 27,586,207 subordinated units were outstanding.

TRANSOCEAN PARTNERS LLC
INDEX TO FORM 10-Q
QUARTER ENDED JUNE 30, 2014

Index

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSOCEAN PARTNERS LLC PREDECESSOR
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating revenues
Contract drilling revenues	$142	$130	$288	$244
Other revenues	3	3	5	5
	145	133	293	249
Costs and expenses
Operating and maintenance	69	61	130	119
Depreciation	17	17	33	33
General and administrative	4	3	6	5
	90	81	169	157

Operating income	55	52	124	92
Interest income	1	1	1	1
Income before income tax expense	56	53	125	93
Income tax expense	6	6	12	10

Net income	$50	$47	$113	$83

See accompanying notes.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
CONDENSED COMBINED BALANCE SHEETS
(In millions)
(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Cash and cash equivalents	$—	$—
Accounts receivable	125	103
Materials and supplies, net	40	34
Deferred income taxes, net	11	15
Prepaid assets	11	7
Total current assets	187	159

Property and equipment	2,291	2,309
Less accumulated depreciation	302	271
Property and equipment, net	1,989	2,038
Goodwill	213	213
Deferred income taxes, net	22	29
Other assets	25	29
Total assets	$2,436	$2,468

Liabilities and net investment
Deferred revenues	$27	$37
Total current liabilities	27	37

Long-term debt	—	—
Long-term tax liability	14	13
Deferred revenues	20	30
Drilling contract intangible liability	37	44
Total long-term liabilities	71	87

Commitments and contingencies

Net investment	2,338	2,344
Total net investment	2,338	2,344
Total liabilities and net investment	$2,436	$2,468

See accompanying notes.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
CONDENSED COMBINED STATEMENTS OF NET INVESTMENT
(In millions)
(Unaudited)

	Six months ended June 30,
	2014	2013
	Amount
Total net investment
Balance, beginning of period	$2,344	$2,388
Net income	113	83
Distributions to parent, net	(119)	(93)
Balance, end of period	$2,338	$2,378

See accompanying notes.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Cash flows from operating activities
Net income	$50	$47	$113	$83
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(4)	(5)	(8)	(9)
Depreciation	17	17	33	33
Deferred income taxes	6	4	11	7
Changes in deferred revenues, net	(10)	(10)	(20)	(19)
Changes in deferred costs, net	(2)	1	(1)	2
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(14)	(19)	(15)	10
Increase in materials and supplies, net	(2)	(4)	(6)	(6)
Increase in prepaid assets, net	(7)	(9)	(4)	(6)
Increase in income tax liability, net	—	—	1	—
Net cash provided by operating activities	34	22	104	95

Cash flows from investing activities
Capital expenditures	(1)	(1)	(2)	(1)
Net cash used in investing activities	(1)	(1)	(2)	(1)

Cash flows from financing activities
Distributions to parent, net	(33)	(21)	(102)	(94)
Net cash used in financing activities	(33)	(21)	(102)	(94)

Net increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—
Cash and cash equivalents at end of period	$—	$—	$—	$—

See accompanying notes.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Nature of Business

Transocean Partners LLC (“Transocean Partners”, “we”, “us”, or “our”), a Marshall Islands limited liability company, was formed on February 6, 2014, by Transocean Partners Holdings Limited, a wholly owned subsidiary of Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean” or “Parent”), to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The drilling units in the fleet are currently located in the United States (“U.S.”) Gulf of Mexico.  The condensed combined financial statements of Transocean Partners LLC Predecessor (the “Predecessor”) include 100 percent of the combined results of operations, assets and liabilities of the ultra-deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra-deepwater semisubmersible Development Driller III (collectively, the “Predecessor Business”) for periods prior to the Parent’s contribution to us of the Predecessor Business.  See Note 9—Subsequent Events.

Note 2—Significant Accounting Policies

Presentation—The condensed combined financial statements of the Predecessor have been prepared from Transocean’s accounting records.  The condensed combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Predecessor Business as if such operations and assets had been combined for all periods presented.  All transactions among the Predecessor Business within the Predecessor have been eliminated.  We have prepared the accompanying unaudited condensed combined financial statements of the Predecessor in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by U.S. GAAP for complete financial statements.  The condensed combined financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any future period.  The accompanying condensed combined financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto as of December 31, 2013 and 2012 and for each of the two years in the period ended December 31, 2013.

Transocean uses a centralized approach to treasury services to perform cash management for the operations of its affiliates.  The Predecessor transferred the cash generated and used by its operations to Transocean, and Transocean funded the Predecessor’s operating and investing activities as needed.  The Predecessor had no bank accounts, and Transocean did not allocate its cash and cash equivalents to the Predecessor for any period presented.  Accordingly, the Predecessor’s transfers of cash to and from Transocean’s treasury have been presented as adjustments to its net investment on the Predecessor’s condensed combined balance sheets and as net distributions to Parent in its financing activities on the Predecessor’s condensed combined statements of cash flows.  The Predecessor’s results of operations do not include any interest expense for intercompany cash advances from Transocean, since Transocean did not historically allocate interest expense for intercompany advances to the Predecessor.

Accounting estimates—To prepare financial statements in accordance with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions, including those related to our materials and supplies obsolescence, property and equipment, goodwill and drilling contract intangible liability, income taxes, allocated costs and related party transactions.  We base our estimates and assumptions on historical experience and on various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from such estimates.

Allocated indirect and overhead costs—The Predecessor’s condensed combined statements of operations include allocated indirect and overhead costs for certain functions historically performed by Transocean and not previously allocated to the Predecessor Business, including allocations of indirect operating and maintenance costs and expenses for onshore operational support services such as engineering, procurement and logistics and general and administrative costs and expenses related to executive oversight, accounting, treasury, tax, legal and information technology.

In the three and six months ended June 30, 2014, the Predecessor recognized such allocated operating and maintenance costs of $6 million and $12 million, respectively, including $5 million and $10 million, respectively, for personnel costs.  In the three and six months ended June 30, 2014, the Predecessor recognized such allocated general and administrative costs of $4 million and $6 million, respectively, including $2 million and $4 million, respectively, for personnel costs.

In the three and six months ended June 30, 2013, the Predecessor recognized such allocated operating and maintenance costs of $8 million and $15 million, respectively, including $6 million and $11 million, respectively, for personnel costs.  In the three and six months ended June 30, 2013, the Predecessor recognized such allocated general and administrative costs of $3 million and $5 million, respectively, including $2 million and $3 million, respectively, for personnel costs.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS—continued
(Unaudited)

Accounts receivable—We record long-term accounts receivable at their present value and recognize interest income using the effective interest method through the date of payment.  At June 30, 2014 and December 31, 2013, the aggregate carrying amount of the long-term accounts receivable was $15 million and $22 million, respectively, recorded in other assets on the Predecessor’s condensed combined balance sheets, which had weighted average effective interest rates of 11 percent and 10 percent, respectively.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue the financial statements.  See Note 9—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Income taxes—Effective January 1, 2014, we adopted the accounting standards update that requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if net settlement is required or expected.  The update is effective for interim and annual periods beginning on or after December 15, 2013.  Our adoption did not have a material effect on the Predecessor’s condensed combined balance sheets or the disclosures contained in the notes to condensed combined financial statements.

Recently issued accounting standards

Presentation of financial statements—Effective January 1, 2015, we will adopt the accounting standards update that changes the criteria for reporting discontinued operations.  The update expands the disclosures for discontinued operations and requires new disclosures related to the disposal of individually significant components of an entity that do not qualify for discontinued operations.  The update is effective for interim and annual periods beginning on or after December 15, 2014.  We do not expect that our adoption will have a material effect on our condensed combined balance sheets or the disclosures contained in our notes to condensed combined financial statements.

Revenue from contracts with customers—Effective January 1, 2017, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update is effective for interim and annual periods beginning on or after December 15, 2016.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

Note 4—Income Taxes

Tax rate—Transocean Ltd., a holding company and Swiss resident, is exempt from cantonal and communal income tax in Switzerland, but is subject to Swiss federal income tax.  At the federal level, qualifying net dividend income and net capital gains on the sale of qualifying investments in subsidiaries are exempt from Swiss federal income tax.  Consequently, Transocean Ltd.’s dividends from its subsidiaries and capital gains from sales of investments in its subsidiaries are exempt from Swiss federal income tax.

The Predecessor’s provision for income taxes was prepared on a separate return basis with consideration to the laws and rates applicable in the jurisdictions in which the Predecessor’s Business operated and earned income.

In the six months ended June 30, 2014 and 2013, the Predecessor’s annual effective tax rates were 9.1 percent and 10.6 percent, respectively.  These rates were based on income before income taxes for each period after adjusting for various discrete items, including certain adjustments of less than $1 million to prior period tax expense.

Unrecognized tax benefits—The liabilities related to the unrecognized tax benefits, including related interest and penalties that were recognized as a component of income tax expense, were as follows (in millions):

	June 30, 2014	December 31, 2013
Unrecognized tax benefits, excluding interest and penalties	$13	$12
Interest and penalties	1	1
Unrecognized tax benefits, including interest and penalties	$14	$13

In the year ending December 31, 2014, it is reasonably possible that the existing liabilities for unrecognized tax benefits could increase or decrease primarily due to the progression of open audits.  However, we cannot reasonably estimate a range of potential changes in the Predecessor’s existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—The Predecessor’s results are reported in federal and local tax returns filed in the U.S. and Switzerland.  With few exceptions, the Predecessor’s results are no longer subject to examinations of tax matters for years prior to 2010.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 5—Credit Agreements

In March 2014, Transocean Partners entered into credit agreements with Transocean Offshore Deepwater Drilling Inc. (“TODDI”), a wholly owned subsidiary of Transocean, establishing three credit facilities with an aggregate borrowing capacity of $300 million that will expire on March 31, 2017.  Transocean Partners may borrow under the credit facilities at the applicable U.S. federal rate as issued by the U.S. Internal Revenue Service.  As of June 30, 2014, Transocean Partners had no borrowings outstanding under the credit agreements.  See Note 9—Subsequent Events.

Note 6—Commitments and Contingencies

Retained risk—The Predecessor Business was covered under Transocean’s hull and machinery and excess liability insurance program, which is comprised of commercial market and captive insurance policies, and Transocean allocated to the Predecessor the premium costs attributable to the Predecessor Business.  Transocean renews the commercial and captive policies under its insurance program annually on May 1.  As of June 30, 2014, the Predecessor’s drilling units had the insured value of approximately $2.0 billion under this program.  Transocean does not generally carry, and the Predecessor did not maintain, insurance coverage for loss of revenues.  Through its wholly owned captive insurance company, Transocean generally retained the risk for losses resulting from physical damage to the fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

Hull and machinery coverage—Transocean had hull and machinery insurance for physical damage to its drilling rigs, which included coverage for the Predecessor Business, for which it allocated the respective premium costs to the Predecessor.  The Predecessor retained the risk for the deductibles, noted below, relating to physical damage insurance coverage for its fleet.  At June 30, 2014, under its hull and machinery program, Transocean generally maintained a $125 million per occurrence deductible, limited to a maximum of $200 million per policy period.  Of such $125 million per occurrence deductible, Transocean retained the risk of $115 million in excess of $10 million through its wholly owned captive insurance company, and the Predecessor retained the risk of the $10 million per occurrence deductible.  Subject to the same shared deductible, the Predecessor also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate damage to a rig and wreck removal.  Any excess wreck removal costs were generally covered to the extent of Transocean’s remaining excess liability coverage.

Excess liability coverage—Transocean had excess liability coverage insurance, which included coverage for the Predecessor Business, for which it allocated the respective premium costs to the Predecessor.  At June 30, 2014, Transocean carried $700 million of commercial market excess liability coverage, excluding deductibles and Transocean’s primary $50 million self-insured retention, noted below, which generally covered offshore risks such as personal injury, third-party property claims, and third-party non-crew claims, including wreck removal and pollution.  Through its wholly owned captive insurance company, Transocean retained the risk of the primary $50 million excess liability coverage.  The Predecessor Business was covered under Transocean’s primary $50 million captive insurance placement noted above and was allocated the respective premium costs.  The excess liability coverage for the Predecessor Business had a separate $10 million per occurrence deductible on collision liability claims and a separate $5 million per occurrence deductible applicable to crew personal injury claims and other third-party non-crew claims.  Transocean and the Predecessor generally retained the risk for any liability losses in excess of $750 million.

Other insurance coverage—Transocean carries additional insurance, which included coverage for the Predecessor Business, for which it allocated the respective premium costs to the Predecessor.  At June 30, 2014, Transocean carried $100 million of additional insurance that generally covered expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provided coverage for such expenses under circumstances in which the Predecessor would have had legal or contractual liability arising from its gross negligence or willful misconduct.

See Note 9—Subsequent Events.

Encumbered assets—Transocean had a $900 million three-year secured revolving credit facility established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Transocean Three-Year Secured Revolving Credit Facility”).  Transocean’s borrowings under the Transocean Three-Year Secured Revolving Credit Facility were secured by three of its ultra-deepwater floaters, including the ultra-deepwater drillship Discoverer Inspiration.  At December 31, 2013, Transocean had no borrowings outstanding under the Transocean Three-Year Secured Revolving Credit Facility.  At December 31, 2013, the aggregate carrying amount of the ultra-deepwater drillship Discoverer Inspiration was $706 million.  On June 30, 2014, Transocean terminated the Transocean Three-Year Secured Revolving Credit Facility and the related security agreement with respect to the ultra-deepwater drillship Discoverer Inspiration.  As of June 30, 2014, the Predecessor had no assets subject to liens or other encumbrances.

Note 7—Related Party Transactions

Master services agreements—Under an existing master services agreement with TODDI, the Predecessor obtained services and assistance for certain activities, including accounting, legal, finance, marketing, tax, treasury, insurance, global procurement and technical services.  In the three and six months ended June 30, 2014, the Predecessor recognized costs of $11 million and $19 million, respectively, recorded in operating and maintenance costs and expenses, for such services and assistance.  In the three and six months ended June 30, 2013, the Predecessor recognized costs of $8 million and $17 million, respectively, recorded in operating and maintenance costs and expenses, for such services and assistance.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS—continued
(Unaudited)

Under the existing master services agreement, TODDI purchased materials and supplies for the Predecessor’s drilling operations through its procurement services.  In the three and six months ended June 30, 2014, the Predecessor paid $9 million and $22 million, respectively, settled through its net investment, for materials and supplies purchased through TODDI’s procurement services.  In the three and six months ended June 30, 2013, the Predecessor paid $9 million and $17 million, respectively, settled through its net investment, for materials and supplies purchased through TODDI’s procurement services.

Also under the existing master services agreement, TODDI administered insurance coverage with and processed claims through Transocean’s commercial market and captive insurance policies (see Note 6—Commitments and Contingencies).  In the three and six months ended June 30, 2014, the Predecessor recognized $3 million and $6 million, respectively, recorded in operating and maintenance costs and expenses, for the insurance costs allocated to the Predecessor for its drilling rigs.  In the three and six months ended June 30, 2013, the Predecessor recognized $3 million and $6 million, respectively, recorded in operating and maintenance costs and expenses, for the insurance costs allocated to the Predecessor for its drilling rigs.

TODDI and its affiliates charged the Predecessor under the existing master services agreement for crew personnel provided to the Predecessor to operate its drilling rigs.  In the three and six months ended June 30, 2014, the Predecessor recognized costs of $24 million and $48 million, respectively, recorded in operating and maintenance costs and expenses, for such personnel costs.  In the three and six months ended June 30, 2013, the Predecessor recognized costs of $24 million and $46 million, respectively, recorded in operating and maintenance costs and expenses, for such personnel costs.  In the three and six months ended June 30, 2014, the Predecessor recognized costs of $1 million and $2 million, respectively, recorded in operating and maintenance costs and expenses, for the proportion of the benefit costs that covered the personnel supporting the Predecessor’s operations.  In the three and six months ended June 30, 2013, the Predecessor recognized costs of $3 million and $5 million, respectively, recorded in operating and maintenance costs and expenses, for the proportion of the benefit costs that covered the personnel supporting the Predecessor’s operations.

Dual-activity license agreements—All three of the Predecessor’s drilling units are equipped with Transocean’s patented dual-activity technology.  Dual-activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to perform drilling tasks.  Dual-activity technology allows the Predecessor’s rigs to perform simultaneous drilling tasks in a parallel rather than sequential manner and reduces critical path activity, improving efficiency in both exploration and development drilling.  The Predecessor entered into license agreements with TODDI for the use of the patented technology through the expiration of the patents in May 2016.  Under the license agreements, the Predecessor paid to TODDI an aggregate original license cost of $20 million, recorded in other assets.  In the three and six months ended June 30, 2014, the Predecessor recognized amortization of the license costs of $1 million and $2 million, respectively, recorded in operating and maintenance costs and expenses.  In the three and six months ended June 30, 2013, the Predecessor recognized amortization of the license costs of $1 million and $2 million, respectively, recorded in operating and maintenance costs and expenses.  At June 30, 2014 and December 31, 2013, the carrying amount of the deferred license cost was $6 million and $7 million, respectively.

Under the license agreements, the Predecessor also pays to TODDI quarterly royalty fees of between 3 percent and 5 percent of revenues.  In the three and six months ended June 30, 2014, the Predecessor recognized royalty fees of $9 million and $14 million, respectively, recorded in operating and maintenance costs and expenses.  In the three and six months ended June 30, 2013, the Predecessor recognized royalty fees of $4 million and $9 million, respectively, recorded in operating and maintenance costs and expenses.

Credit agreements—In March 2014, Transocean Partners entered into credit agreements with TODDI, establishing three credit facilities with an aggregate borrowing capacity of $300 million that will expire on March 31, 2017.  See Note 5—Credit Agreements.

See Note 9—Subsequent Events.

Note 8—Supplemental Cash Flow Information

In the six months ended June 30, 2014, the Predecessor transferred to the Parent’s other drilling units certain equipment with an aggregate net carrying amount of $21 million, primarily all of which was from Development Driller III, and the Predecessor recorded the non-cash investing activity with a corresponding entry to its net investment.

Note 9—Subsequent Events

Formation and equity issuance

Contribution agreement—On July 29, 2014, Transocean Partners entered into a contribution agreement with the Parent that gave effect to certain of the formation transactions, including the transfer of 51 percent of the ownership interest in each of the entities (each individually referred to as a “RigCo” and collectively referred to as the “RigCos”) that own and operate the ultra-deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra-deepwater semisubmersible Development Driller III.  In connection with the transactions contemplated by the contribution agreement, the Parent retained the obligation for the payment of the quarterly royalty fees under the dual-activity license agreement through the patent expiration.  Accordingly, Transocean Partners will recognize a corresponding non-cash expense for the fees paid on its behalf.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS—continued
(Unaudited)

Initial public offering—On July 31, 2014, Transocean Partners announced the pricing of the initial public offering of its common units representing limited liability company interests, which began trading on the New York Stock Exchange under the ticker symbol “RIGP,” for $22.00 per unit.  On August 5, 2014, the Parent completed the initial public offering of 20.1 million common units, including the 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  The Parent holds the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest.  As a result of the offering, the Parent received net cash proceeds of approximately $415 million, after deducting approximately $28 million for underwriting discounts and commissions and other estimated offering expenses.

Governing documents—Upon completion of the formation transactions, Transocean Partners owns a 51 percent ownership interest in each of the RigCos and control their operations and activities.  The Parent owns a 49 percent noncontrolling interest in each of the RigCos.  In connection with the formation transactions, Transocean Partners and the Parent entered into governing documents for each of the RigCos that govern the ownership and management of each of the RigCos.  Each of the RigCos is managed by its board of directors.  Pursuant to such governing documents, Transocean Partners is able to control the election of these boards of directors as the majority interest owner.  Subject to certain prerequisites under applicable law and the approval of the board of directors of each of the RigCos, each RigCo intends to transfer its available cash to its equityholders each quarter.  Approval of the conflicts committee of the Transocean Partners board of directors is required to amend the RigCos’ governing documents.

Credit and other loan agreements

Working capital note payable and customer receivables guaranty agreements—On July 29, 2014, Transocean Partners entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount and for cash proceeds of $43 million that is due and payable at maturity on July 28, 2015.  The working capital note payable bears interest at a rate equal to the rate for Eurocurrency loans under the Transocean Partners’ five-year revolving credit facility, as described below.  The principal amount may be repaid early without penalty, and amounts repaid cannot be reborrowed.

The proceeds from the 364-day working capital note were used as partial consideration for contributed working capital in connection with the acquisition of interests in the RigCos.  In connection with the acquisition, an affiliate of Transocean agreed to guarantee the payment of any receivables held by the RigCos at the closing of the acquisition.  In addition, the assignment and bill of sale agreements for the acquisition contains a true-up mechanism whereby Transocean Partners will pay an affiliate of Transocean for the amount by which Transocean Partners pro rata share of actual net working capital as determined within 60 days after the acquisition exceeds our pro rata share of estimated net working capital at the time of the acquisition and the Transocean affiliate will pay Transocean Partners if such actual net working capital is less than such estimated net working capital.

Credit agreements—On August 5, 2014, Transocean Partners terminated the credit agreements previously entered into with TODDI in March 2014.  No borrowings were outstanding under the credit facilities at the time of termination.

Five-Year Revolving Credit Facility—On August 5, 2014, Transocean Partners entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five-year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us (the “Five-Year Revolving Credit Facility”).  Transocean Partners may borrow under the Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five-Year Revolving Credit Facility, Transocean Partners is required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.

Other related party agreements

Omnibus agreement—On August 5, 2014, the Parent and Transocean Partners entered into an omnibus agreement (the “Omnibus Agreement”) with certain Transocean affiliates.  Under the Omnibus Agreement, Transocean agreed to grant Transocean Partners a right of first offer for its remaining ownership interests in each of the RigCos should Transocean decide to sell such interests.  Transocean also will be required to offer Transocean Partners within five years of the effective date of the agreement, the opportunity to purchase not less than a 51 percent interest in four of the following six ultra-deepwater drillships: Deepwater Invictus, Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus, Deepwater Poseidon and Deepwater Conqueror.  The purchase price for each drillship will be equal to the greater of the fair market value, taking into account the anticipated cash flows under the associated drilling contracts, or the all-in construction cost, plus transaction costs.  Transocean will select which of these rigs it will offer to Transocean Partners, the timing of the offers and whether it will offer Transocean Partners the opportunity to purchase a greater than 51 percent interest in any offered rig.  In addition, the Parent agreed not to acquire, own or operate any new drilling rig or contract for any drilling rig, in each case that was constructed in 2009 or later and is operating under a contract for five or more years (“Five-Year Drilling Rigs”), subject to certain exceptions.  Transocean Partners also agreed not to acquire, own, operate, or contract for any drilling rig that is not a Five-Year Drilling Rig, subject to certain exceptions.

Index

TRANSOCEAN PARTNERS LLC PREDECESSOR
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS—continued
(Unaudited)

Transocean agreed to indemnify Transocean Partners for a period of five years through August 5, 2019 against certain environmental and human health and safety liabilities with respect to the assets contributed or sold to Transocean Partners to the extent arising prior to the time they were contributed or sold to Transocean Partners.  Liabilities resulting from a change in law after the closing of the offering are excluded from the environmental indemnity.  The indemnity coverage provided by Transocean for such environmental and human health and safety liabilities will not exceed the aggregate amount of $10 million.  No claim for indemnification may be made unless the aggregate dollar amount of all claims exceeds $500,000, in which case Transocean is liable for claims only to the extent such aggregate amount exceeds $500,000.

In addition, Transocean agreed to indemnify Transocean Partners against any liabilities arising out of the Macondo well incident occurring prior to our initial public offering and any liabilities, other than taxes, arising from Transocean’s or its subsidiaries’ failure to comply with the Consent Decree, the EPA Agreement or any similar decree or agreement.  The indemnity coverage provided by Transocean related to the Macondo well incident, the Consent Decree, the EPA Agreement or any similar decree or agreement is unlimited.  However, these indemnities do not cover or include any amount of consequential damages, including lost profits or revenues.

Transocean also agreed to indemnify Transocean Partners to the full extent of any liabilities related to:

▪
certain defects in title to Transocean’s assets contributed or sold to the RigCos and any failure to obtain, prior to the time they were contributed, certain consents and permits necessary to conduct, own and operate such assets, which liabilities arise within three years after the closing of the offering;

▪
any judicial determination substantially to the effect that the Transocean affiliate that transferred any of our initial assets to Transocean Partners pursuant to the contribution agreement did not receive reasonably equivalent value in exchange therefor or was rendered insolvent by such transfer;

▪	tax liabilities attributable to the operation of the assets contributed or sold to the RigCos prior to the closing of the offering; and

▪
any lost revenue, up to $100 million, arising out of the failure to receive an operating dayrate from Chevron for Discoverer Clear Leader, for the period commencing on the closing date of the offering through the completion of the rig’s 2014 special periodic survey, which is expected to occur during the three months ending December 31, 2014.

Master services agreements—On August 5, 2014, Transocean Partners entered into master services agreements with certain Transocean affiliates, pursuant to which Transocean affiliates will provide certain administrative, technical and non-executive management services to us.  Transocean affiliates will also provide insurance coverage to Transocean Partners commensurate with that provided to the Predecessor.  The agreements have initial terms of five years.  Each month, Transocean Partners will reimburse Transocean for the cost of all direct labor, materials and expenses incurred in connection with the provision of these services, plus an allocated portion of Transocean’s shared and pooled direct costs, indirect costs and general and administrative costs as determined by Transocean’s internal accounting procedures.  In addition, Transocean Partners will pay Transocean a fee equal to the greater of (i) five percent of its costs and expenses incurred in connection with providing services to Transocean Partners for the month or, in the case of the provision of capital spares or inventory, a four percent markup on the capital spare or inventory plus a four percent markup on the allocable share of the costs of providing such services and, (ii) the markup required by applicable transfer pricing rules.  If Transocean incurs costs and expenses from third parties in the course of subcontracting the performance of services, Transocean Partners must reimburse Transocean at cost and is not required to pay a service fee, unless required by applicable transfer pricing rules.  Amounts payable under the master services agreements must be paid within 30 days after Transocean submits to Transocean Partners invoices for such fees, costs and expenses.  Each of the master services agreements may be terminated prior to the end of its term by either Transocean Partners or Transocean within 90 days written notice under certain circumstances.

Secondment agreements—On August 5, 2014, Transocean Partners entered into secondment agreements with certain Transocean affiliates to provide executives, rig crews and other personnel.  All persons provided to Transocean Partners pursuant to the secondment agreements will remain on the payroll and benefit plans of Transocean but will be under our day-to-day control and management.  Transocean Partners will reimburse Transocean for the pro rata gross payroll costs of each seconded employee in proportion to the time allocated to Transocean Partners by the seconded employee, including base pay, any incentive compensation and any benefits costs.  Transocean Partners will also reimburse Transocean for any applicable unemployment taxes, social security taxes, workers compensation coverage and severance costs, and any foreign equivalents of such taxes, in the amount allocable to the secondment.  Transocean will invoice Transocean Partners quarterly for amounts payable under the secondment agreements.  The secondment agreements may be terminated by Transocean or Transocean Partners upon 90 days written notice.

Support agreement—On August 5, 2014, Transocean Partners entered into a support agreement with certain Transocean affiliates to provide the services of certain administrative professionals, including our chief financial officer.  The persons providing such services to Transocean Partners pursuant to the support agreement will remain on Transocean’s payroll and will perform their services on or at Transocean’s facilities.  Transocean will be solely responsible for all matters pertaining to their employment, compensation and discharge.  Such persons may spend only a portion of their time providing services to Transocean Partners and they may be engaged in other work separate from support services on our behalf.  Transocean Partners will reimburse Transocean for the pro rata expenses associated with the compensation and benefits of all persons covered by the support agreement according to the time spent by each person in providing Transocean Partners support services as well as certain direct costs and expenses incurred in offering the services.  The support agreement may be terminated by mutual agreement of Transocean and Transocean Partners.

Index

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	our ability to make cash distributions on the units and the amount of any borrowings that may be necessary to make such distributions;

▪	our results of operations and cash flow from operations, including revenues, revenue efficiency, costs and expenses;

▪
the offshore drilling market, including the impact of enhanced regulations in the jurisdictions in which we operate, supply and demand, utilization rates, dayrates, customer drilling programs, commodity prices, stacking of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and a downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs;

▪
customer drilling contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, contract awards and rig mobilizations;

▪	liquidity and adequacy of cash flows for our obligations, including our ability to meet any future capital expenditure requirements;

▪	debt levels, including impacts of a financial and economic downturn;

▪	expected compliance with financing agreements and the expected effect of restrictive covenants in such agreements;

▪	tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues;

▪
legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;

▪	our ability to maintain operating expenses at adequate and profitable levels;

▪	incurrence of cost overruns in the maintenance or other work performed on our drilling rigs;

▪	our ability to leverage Transocean’s relationship and reputation in the offshore drilling industry;

▪	our ability to purchase drilling rigs from Transocean in the future;

▪	our ability to make acquisitions that will enable us to increase our quarterly distributions per unit;

▪	insurance matters, including adequacy of insurance, renewal of insurance and insurance proceeds;

▪	effects of accounting changes and adoption of accounting policies; and

▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance pay.

Forward-looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Risk Factors” included in our prospectus dated July 31, 2014,

▪	the adequacy of and access to sources of liquidity,

▪	our inability to renew drilling contracts at comparable dayrates,

▪	operational performance,

▪	the impact of regulatory changes,

▪	the cancellation of drilling contracts currently included in our reported contract backlog,

▪	increased political and civil unrest,

▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies, and

▪
other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by law.

Index

Business

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”) is a growth-oriented limited liability company recently formed by Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean” or “Parent”), one of the world’s largest offshore drilling contractors, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  Our initial assets consist of a 51 percent interest in three ultra-deepwater drilling rigs that are currently operating in the U.S. Gulf of Mexico.  We generate revenues through contract drilling services, which involves contracting our mobile offshore drilling fleet, related equipment and work crews on a dayrate basis to drill oil and gas wells.

The historical results discussed below, and the unaudited condensed combined financial statements and related notes and the audited combined financial statements and related notes of what we refer to as “our Predecessor”, included in this quarterly report on Form 10-Q and in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014, represent 100 percent of the combined results of operations of all three drilling rigs in our initial fleet.  References in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “RigCos” when used in a historical context refer to Transocean Partners LLC Predecessor, and when used in the present tense or prospectively refers to the RigCos and their subsidiaries.

Upon the completion of our initial public offering, we own a 51 percent interest in each of the RigCos.  We control each RigCo through our ownership of the majority of its shares or limited liability company interests.  The Parent owns the remaining 49 percent noncontrolling interest in each of the RigCos.

The RigCos own the following three drilling rigs:

▪	the ultra-deepwater drillship Discoverer Inspiration, which commenced operations in 2010 and is currently under a contract with Chevron through April 2020;

▪	the ultra-deepwater drillship Discoverer Clear Leader, which commenced operations in 2009 and is currently under a contract with Chevron through September 2018; and

▪	the ultra-deepwater semi-submersible drilling rig Development Driller III, which commenced operations in 2009 and is currently under a contract with BP through November 2016.

We only own a 51 percent interest in each of the RigCos and thus will be entitled to only 51 percent of the RigCos’ distributions, if any.  Our interest in the RigCos represents our only cash-generating asset.  We anticipate growing by acquiring additional drilling rigs and operations indirectly through additional rig-owning and rig-operating entities and by acquiring additional equity interests in the RigCos.

Our contract drilling services operations are currently concentrated in the U.S. Gulf of Mexico.  Although rigs can be moved from one region to another, the cost of moving rigs and the availability of rig-moving vessels may cause the supply and demand balance to fluctuate somewhat between regions.  Still, significant variations between regions do not tend to persist long term because of rig mobility.  We consider that our fleet operates in a single, global market for the provision of contract drilling services.  The location of our rigs and the allocation of resources to operate or upgrade rigs are determined by the activities and needs of our customers.

Significant Events

Formation and initial public offering—On July 29, 2014, we entered into a contribution agreement with the Parent and certain of its subsidiaries that gave effect to certain of the formation transactions, including the transfer of 51 percent of the ownership interest in each of the RigCos.  On July 31, 2014, Transocean Partners announced the pricing of the initial public offering of its common units representing limited liability company interests, which began trading on the New York Stock Exchange under the ticker symbol “RIGP” for $22.00 per unit.  On August 5, 2014, the Parent completed the initial public offering of 20.1 million common units, including the 2.6 million common units sold pursuant to the exercise in full of the underwriters’ option to purchase additional common units, which represented a 29.2 percent limited liability company interest in Transocean Partners.  In connection with our formation transactions, we entered into certain related party agreements with Transocean affiliates.  See Note 9—Subsequent Events.

Working capital notes payable—On July 29, 2014, we entered into agreements with an affiliate of Transocean to establish a working capital note payable in the principal amount of $43 million that is due and payable at maturity on July 28, 2015.  See “—Liquidity and capital resources—Sources and uses of liquidity.”

Credit agreements—On August 5, 2014, we terminated the credit agreements previously entered into with a Transocean affiliate and no borrowings were outstanding under the credit facilities at the time of termination.  See “—Liquidity and capital resources—Sources and uses of liquidity.”

Five-Year Revolving Credit Facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five-year revolving credit facility (the “Five-Year Revolving Credit Facility”).  See “—Liquidity and capital resources—Sources and uses of liquidity.”

Index

Outlook

Drilling market—As of August 21, 2014, all three of our high-specification floaters were operating under existing long-term contracts with high-quality, creditworthy customers for an average remaining contract term of approximately 4.0 years.  We believe continued exploration successes in the major deepwater offshore provinces and the emerging markets will generate additional demand and support our long-term positive outlook for our high-specification floater fleet.  In the near term, however, we expect weakened customer demand for the ultra-deepwater fleet to result in a moderation in industry utilization and pressure on dayrates in 2014 and into 2015.

As of August 21, 2014, uncommitted fleet rates for the remainder of 2014, 2015, 2016, 2017 and 2018 were as follows:

	2014	2015	2016	2017	2018
Uncommitted fleet rate (a)
Discoverer Inspiration	—%	—%	—%	—%	—%
Discoverer Clear Leader	—%	—%	—%	—%	30%
Development Driller III	—%	—%	10%	100%	100%
______________________________
(a)
The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

Performance and Other Key Indicators

Contract backlog—Contract backlog represents the maximum contract drilling revenues that can be earned considering the contractual operating dayrate in effect during the firm contract period and represents the basis for the maximum revenues in our revenue efficiency measurement.  To determine maximum revenues for purposes of calculating revenue efficiency, however, we include the revenues earned for mobilization, demobilization and contract preparation or other incentive provisions, which are excluded from the amounts presented for contract backlog.  The contract backlog for our fleet was as follows:

	August 21, 2014	April 17, 2014	February 18, 2014
Contract backlog	(In millions)
Discoverer Inspiration	$1,170	$1,250	$1,280
Discoverer Clear Leader	860	930	970
Development Driller III	360	400	420
Total fleet contract backlog	$2,390	$2,580	$2,670

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting-on-weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.

Index

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Average daily revenue
Discoverer Inspiration	$536,700	$533,200	$517,200
Discoverer Clear Leader	510,400	579,700	418,100
Development Driller III	465,800	467,200	453,100
Total fleet average daily revenue	504,300	526,700	462,800

Our average daily revenue fluctuates primarily due to our revenue efficiency.

Revenue efficiency—Revenue efficiency is defined as actual contract drilling revenues for the measurement period divided by the maximum revenue calculated for the measurement period, expressed as a percentage.  Maximum revenue is defined as the greatest amount of contract drilling revenues the drilling unit could earn for the measurement period, excluding amounts related to incentive provisions.  The revenue efficiency rates for our fleet were as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Revenue efficiency
Discoverer Inspiration	99%	98%	96%
Discoverer Clear Leader	87%	98%	72%
Development Driller III	99%	98%	100%
Total fleet revenue efficiency	95%	98%	88%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting-on-weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.

Revenue efficiency for Discoverer Clear Leader decreased in the three months ended June 30, 2014 relative to the three months ended March 31, 2014 due to unplanned downtime for riser repairs.  Revenue efficiency for Discoverer Clear Leader increased in the three months ended June 30, 2014 relative to the three months ended June 30, 2013, due to reduced downtime primarily associated with blowout preventers and other subsea equipment.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30, 2014	March 31, 2014	June 30, 2013
Rig utilization
Discoverer Inspiration	100%	100%	100%
Discoverer Clear Leader	100%	100%	100%
Development Driller III	100%	100%	100%
Total fleet rig utilization	100%	100%	100%

Our rig utilization rate could decline as a result of idle and stacked rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.

Index

Operating Results

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The following is an analysis of the Predecessor’s operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended June 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	273	273	—	—%
Average daily revenue	$504,300	$462,800	$41,500	9%
Revenue efficiency	95%	88%
Rig utilization	100%	100%

Contract drilling revenues	$142	$130	$12	9%
Other revenues	3	3	—	—
Total revenues	145	133	12	9%
Operating and maintenance expense	(69)	(61)	(8)	(13)%
Depreciation expense	(17)	(17)	—	—
General and administrative expense	(4)	(3)	(1)	(33)%
Operating income	55	52	3	6%
Interest income	1	1	—	—
Income before income tax expense	56	53	3	6%
Income tax expense	(6)	(6)	—	—
Net Income	$50	$47	$3	6%

Operating revenues—Contract drilling revenues increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as follows: (a) approximately $8 million of increased revenues due to higher revenue efficiency resulting from reduced downtime primarily associated with blowout preventers and other subsea equipment on Discoverer Clear Leader and (b) approximately $2 million of increased revenues due to cost escalation provisions.

Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as follows: (a) approximately $5 million of increased patent royalty expense resulting from increased revenues, (b) approximately $3 million of increased costs and expenses due to riser joint overhaul and certification on Development Driller III and (c) approximately $2 million of increased costs and expenses primarily due to blowout preventer recertification costs recognized in the three months ended June 30, 2014.

Income tax expense—The following income tax expense data represents the Predecessor tax structure, which includes the subsidiaries of Transocean that had interests in the drilling rigs in the Predecessor’s fleet and the associated rig-operating companies.  For the three months ended June 30, 2014 and 2013, the annual effective tax rates were 9.7 percent and 10.7 percent, respectively, based on income before income taxes.  The tax effect of settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the three months ended June 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax expense of less than $1 million.  For the three months ended June 30, 2014 and 2013, the effective tax rates were 9.9 percent and 10.9 percent, respectively, based on income before income taxes, including these discrete tax items.

Index

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The following is an analysis of the Predecessor’s operating results.  See “—Performance and Other Key Indicators” for a definition of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended June 30,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	543	543	—	—
Average daily revenue	$515,400	$433,500	$81,900	19%
Revenue efficiency	97%	83%
Rig utilization	100%	100%

Contract drilling revenues	$288	$244	$44	18%
Other revenues	5	5	—	—
Total revenues	293	249	44	18%
Operating and maintenance expense	(130)	(119)	(11)	(9)%
Depreciation expense	(33)	(33)	—	—
General and administrative expense	(6)	(5)	(1)	(20)%
Operating income	124	92	32	35%
Interest income	1	1	—	—
Income before income tax expense	125	93	32	34%
Income tax expense	(12)	(10)	(2)	(20)%
Net Income	$113	$83	$30	36%

Operating revenues—Contract drilling revenues increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as follows: (a) approximately $37 million of increased revenues due to higher revenue efficiency resulting from reduced downtime associated with blowout preventers and other subsea equipment, primarily on Discoverer Clear Leader and Development Driller III, and (b) approximately $4 million of increased revenues due to cost escalation provisions.

Costs and expenses—Operating and maintenance costs and expenses increased for the six months ended June 30, 2014 compared to the six months ended March 31, 2013 as follows: (a) approximately $6 million of increased costs and expenses due to blowout preventer recertification costs recognized in the six months ended June 30, 2014, (b) approximately $5 million of increased patent royalty expense resulting from increased revenues and (c) approximately $4 million of increased costs and expenses resulting from riser joint overhaul and certification on Development Driller III.

Income tax expense—The following income tax expense data represents the Predecessor tax structure, which includes the subsidiaries of Transocean that had interests in the drilling rigs in the Predecessor’s fleet and the associated rig-operating companies.  For the six months ended June 30, 2014 and 2013, the annual effective tax rates were 9.1 percent and 10.6 percent, respectively, based on income before income taxes.  The tax effect of settlements of prior year tax liabilities and changes in prior year tax estimates are all treated as discrete period tax expenses or benefits.  For the six months ended June 30, 2014 and 2013, the effect of the various discrete period tax items was a net tax expense of less than $1 million.  For the six months ended June 30, 2014 and 2013, the effective tax rates were 9.2 percent and 10.9 percent, respectively, based on income before income taxes, including these discrete tax items.

Index

Liquidity and Capital Resources

Sources and uses of cash

Transocean uses a centralized approach to the cash management system for and financing of its operations.  The cash generated and used by the Predecessor’s operations were transferred to Transocean and Transocean funded the Predecessor’s operating and investing activities as needed.  As of June 30, 2014, the Predecessor had no bank accounts and the cash and cash equivalents held by Transocean were not allocated to the Predecessor for any period presented.  Accordingly, the Predecessor has presented the transfers of cash to and from Transocean’s cash management system in the net investment on its unaudited condensed combined balance sheets, and in net distributions to or from Transocean in the financing activities on its unaudited condensed combined statements of cash flows.

The following table summarizes the Predecessor’s net cash flows from operating, investing and financing activities and the Predecessor’s cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013	Change
	(In millions)
Cash flows from operating activities
Net cash provided by operating activities	$104	$95	$9
Net cash used in investing activities	(2)	(1)	(1)
Net cash used in financing activities	(102)	(94)	(8)
	$—	$—	$—

Net cash provided by operating activities decreased primarily due to reduced cash from changes in working capital, partially offset by earnings after non-cash adjustments.

Sources and uses of liquidity

Overview—Transocean Partners operates in a capital-intensive industry, and our primary liquidity needs are to finance the purchase of additional drilling rigs and other capital expenditures, fund investments, including the equity portion of investments in drilling rigs, fund working capital, maintain cash reserves against fluctuations in operating cash flows and pay distributions.  We expect to fund our short-term liquidity needs through cash on hand, borrowings under credit facilities provided by commercial banks or by Transocean affiliates, cash generated from operations and debt and equity financings.

We have established separate bank accounts for Transocean Partners and certain of its subsidiaries.  We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities.  Generally, our long-term sources of funds will be cash from operations, long-term bank borrowings and other debt and equity financings.  Because we will distribute all of our available cash, we expect that we will rely upon external financing sources, including bank borrowings and the issuance of debt and equity securities, to fund acquisitions and capital expenditures for expansion.  We believe our current resources, including the potential borrowings under our credit facilities, are sufficient to meet our working capital requirements for our current business for at least the next twelve months.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  Our ability to access such markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on the lenders participating in our credit facilities or on our customers, causing them to fail to meet their obligations to us.

We intend to pay a minimum quarterly distribution of $0.3625 per unit per quarter, which equates to approximately $25 million per quarter, or approximately $100 million per year in the aggregate, based on the number of outstanding common and subordinated units.  At August 29, 2014, we had 41.4 million common units and 27.6 million subordinated units outstanding.  We do not have a legal obligation to pay this distribution.  Please read “Our Cash Distribution Policy and Restrictions on Distributions” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Estimated maintenance and replacement capital expenditures—Subject to the approval of the board of directors of each of the RigCos, each RigCo will transfer its available cash to its equityholders each quarter.  In determining the amount of cash available for transfer, the board of directors of each of the RigCos and our board of directors determines the amount of cash reserves to set aside, including reserves for future maintenance and replacement capital expenditures, working capital and other matters.  Because of the substantial capital expenditures the RigCos are required to make to maintain their fleet, the RigCos’ initial annual estimated maintenance and replacement capital expenditures will be $69 million per year, which is comprised of $50 million for long-term maintenance and society classification surveys and $19 million, including financing costs, for replacing our rigs at the end of their useful lives.

Index

The estimate of $19 million per year for future rig replacement is based on assumptions regarding the remaining useful life of the RigCos’ rigs, a net investment rate applied on reserves, replacement values of the RigCos’ rigs based on current market conditions, and the residual value of the rigs.  The actual cost of replacing the rigs in the RigCos’ fleet will depend on a number of factors, including prevailing market conditions, drilling contract operating dayrates and the availability and cost of financing at the time of replacement.  Our limited liability company agreement allows our board of directors to deduct from our operating surplus each quarter estimated maintenance and replacement capital expenditures, as opposed to actual maintenance and replacement capital expenditures, in order to reduce disparities in operating surplus caused by fluctuating maintenance and replacement capital expenditures, such as society classification surveys and rig replacement.  Our board of directors, with the approval of the conflicts committee, may determine that one or more of our assumptions should be revised, which could cause our board of directors to increase the amount of estimated maintenance and replacement capital expenditures.  We may elect to finance some or all of our maintenance and replacement capital expenditures through the issuance of additional common units which could be dilutive to existing unitholders.  As our fleet matures and expands, our long-term maintenance expenses will likely increase.  Please read “Risk Factors—Risks Inherent in Our Business—We must make substantial capital and operating expenditures to maintain the operating capacity of our fleet, and we may be required to make significant capital expenditures to maintain our competitiveness and to comply with laws and the applicable regulations and standards of governmental authorities and organizations, or to execute our growth plan, each of  which could negatively affect our financial condition, result of operations and cash flows and reduce distributable cash flow.  In addition, each quarter, we are required to deduct estimated maintenance and replacement capital expenditures from operating surplus, which may result in less cash available to unitholders than if actual maintenance and replacement capital expenditures were deducted” and “—If capital expenditures are financed through cash from operations or by issuing debt or equity securities, our ability to make cash distributions may be diminished, our financial leverage could increase or our unitholders could be diluted” under “Risk Factors” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Revolving credit facilities—In March 2014, we entered into credit agreements with a Transocean affiliate, establishing credit facilities with an aggregate borrowing capacity of $300 million that were scheduled to expire on March 31, 2017.  On August 5, 2014, we terminated these credit agreements with no borrowings outstanding under the credit facilities at the time of termination.

On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five-year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us (the “Five-Year Revolving Credit Facility”).  We may borrow under the Five-Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five-Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five-Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all assets.  The Five-Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement, with certain adjustments during a specified acquisition period.  Borrowings under the Five-Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.

Working capital note payable—On July 29, 2014, we entered into agreements with an affiliate of Transocean to establish a working capital note payable in the principal amount and for cash proceeds of $43 million that is due and payable at maturity on July 28, 2015.  The working capital note payable bears interest at a rate equal to the rate for Eurocurrency loans under our Five-Year Revolving Credit Facility.  The principal amount may be repaid early without penalty, and amounts repaid cannot be reborrowed.

Encumbered assets—Transocean had a $900 million three-year secured revolving credit facility established under a bank credit agreement dated October 25, 2012, that was scheduled to expire on October 25, 2015 (the “Transocean Three-Year Secured Revolving Credit Facility”).  Transocean’s borrowings under the Transocean Three-Year Secured Revolving Credit Facility were secured by three of its ultra-deepwater floaters, including the ultra-deepwater drillship Discoverer Inspiration.  At December 31, 2013, Transocean had no borrowings outstanding under the Transocean Three-Year Secured Revolving Credit Facility.  At December 31, 2013, the aggregate carrying amount of the ultra-deepwater drillship Discoverer Inspiration was $706 million.  On June 30, 2014, Transocean terminated the Transocean Three-Year Secured Revolving Credit Facility and the related security agreement with respect to the ultra-deepwater drillship Discoverer Inspiration.  As of August 29, 2014, we had no assets subject to liens or other encumbrances.

Contractual obligations—As of June 30, 2014, there have been no material changes from the contractual obligations presented as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Other commercial commitments—As of June 30, 2014, there have been no material changes to the commercial commitments as previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Index

Contingencies

Except as noted in this report, including in the Notes to Condensed Combined Financial Statements—Note 6—Commitments and Contingencies and in Note 4—Income Taxes, there have been no material changes to those actions, claims and other matters pending as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Insurance matters

As presented with respect to the Predecessor, Transocean Partners is covered under Transocean’s hull and machinery and excess liability insurance program, which is comprised of commercial market and captive insurance policies, and Transocean will allocate to Transocean Partners the premium costs attributable to its fleet.  Transocean renews the commercial and captive policies under its insurance program annually on May 1.  As of August 29, 2014, Transocean Partners’ drilling units had the insured value of approximately $2.0 billion under this program.  Above applicable deductibles, Transocean carries an aggregate of $750 million of excess liability limits, which is shared among the rigs in the Transocean fleet, including the rigs in the Transocean Partners fleet.  See Notes to Condensed Combined Financial Statements—Note 6—Commitments and Contingencies and Notes to Condensed Combined Financial Statements—Note 9—Subsequent Events.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the Predecessor’s condensed combined financial statements.  This discussion should be read in conjunction with disclosures included in the notes to the condensed combined financial statements related to estimates, contingencies and other accounting policies.

To prepare financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to our discontinued operations, allowance for doubtful accounts, materials and supplies obsolescence, investments, property and equipment, goodwill, income taxes, defined benefit pension plans and other postretirement employee benefits, contingent liabilities and share-based compensation.  These estimates require significant judgments, assumptions and estimates.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

For a discussion of the critical accounting policies and estimates that we used in the preparation of the Predecessor’s condensed combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2014, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had an effect on the Predecessor’s or are expected to have an effect on our condensed combined financial statements, see Notes to Condensed Combined Financial Statements—Note 3—New Accounting Pronouncements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Overview—Transocean Partners has entered into credit agreements and may enter into additional financial instruments, credit agreements or bank credit agreements that may expose it to interest rate risk.

Interest rate risk—At June 30, 2014, the Predecessor did not have any financial instruments or borrowings under credit facilities established by bank credit agreements that exposed it to interest rate risk.  In connection with the closing of its initial public offering on August 5, 2014, Transocean Partners entered into a credit agreement establishing a revolving credit facility with a Transocean affiliate, and it issued working capital notes payable to the same Transocean affiliate.  At August 29, 2014, Transocean Partners had no borrowings outstanding under the revolving credit facility and the aggregate outstanding principal amount of the working capital notes was $43 million.  The principal amount of the working capital notes payable bears interest at a variable rate and expose us to interest rate risk.

Index

Item 4.	Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a-15 and 15d-15, were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal controls over financial reporting—There were no changes to our internal controls during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Index

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2014, we were not involved in any lawsuits or other matters that could have a material adverse effect on the Predecessor’s combined statements of financial position, results of operations or cash flows.  For additional information regarding indemnifications provided by Transocean Ltd. and its affiliates for liabilities relating to litigation and other matters attributable to the Predecessor Business, see Notes to Condensed Combined Financial Statements—Note 9—Subsequent Events in this quarterly report on Form 10-Q and additional disclosures in our prospectus dated July 31, 2014 and filed with the U.S. Securities and Exchange Commission (“SEC”) on August 1, 2014.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed under “Risk Factors” in our prospectus dated July 31, 2014 and filed with the SEC on August 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2014, in connection with our initial public offering, Transocean Partners issued (a) to Transocean Partners Holdings Limited (i) 41,379,310 common units and 27,586,207 subordinated units, representing a 60 percent and a 40 percent limited liability company interest in us, (ii) the non-economic interest, and (iii) all of the incentive distribution rights, which entitle Transocean Partners Holdings Limited to increasing percentages of the cash that we distribute in excess of $0.416875 per unit per quarter, and (b) to an affiliate of Transocean Partners Holdings Limited the 364-Day Working Capital Note Payable of $43 million for cash proceeds of $43 million, all or a portion of which we paid to Transocean Partners Holdings Limited for our pro rata share of certain working capital balances.  The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements in Section 4(2) of the Securities Exchange Act of 1934.  We believe that exemptions other than the foregoing exemption may exist for these transactions.

On July 31, 2014, our registration statement on Form S-1 (File No. 333-196958), as amended, filed with the SEC in connection with our initial public offering became effective.  The offering closed on August 5, 2014, and Transocean Partners Holdings Limited sold to the public 20,125,000 common units at a price of $22.00 per common unit for aggregate gross proceeds of $443 million.  Expenses related to the offering were paid by Transocean Partners Holdings Limited.  Transocean Partners did not receive any proceeds from the sale of the common units in the offering by Transocean Partners Holdings Limited.  The offering was made through an underwriting syndicate led by Morgan Stanley & Co. LLC and Barclays Capital Inc.

Item 4.	Mine Safety Disclosures

Not applicable.

Index

Item 6.	Exhibits

(a)           Exhibits

The following exhibits are filed in connection with this Report:

Number	Description

3.1
Second Amended and Restated Limited Liability Company Agreement of Transocean Partners LLC, dated as of July 29, 2014 (incorporated by reference to Exhibit 3.1 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.1	Omnibus Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.1 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.2
Master Services Agreement dated as of August 5, 2014 (Transocean Offshore Deepwater Drilling Inc.) (incorporated by reference to Exhibit 10.2 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.3
Master Services Agreement dated as of August 5, 2014 (Transocean Partners Holdings Limited) (incorporated by reference to Exhibit 10.3 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.4
Secondment Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.4 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.5	Support Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.5 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.6
Contribution Agreement dated as of July 29, 2014 (incorporated by reference to Exhibit 10.6 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.7
Revolving Credit Facility Agreement, dated as of August 5, 2014, between Transocean Partners LLC, as borrower, and Transocean Financing GmbH, as lender (incorporated by reference to Exhibit 10.7 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.8
364-Day Working Capital Note Payable dated as of July 29, 2014 (incorporated by reference to Exhibit 10.8 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.9
Bill of Sale regarding Transocean RIGP DIN LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.9 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.10
Bill of Sale regarding Transocean RIGP DCL LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.10 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

10.11
Bill of Sale regarding Transocean RIGP DD3 LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.11 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

*	10.12
2014 Long-Term Incentive Plan of Transocean Partners LLC (incorporated by reference to Exhibit 10.12 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

*	10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

*	10.14
Transocean Partners LLC Executive Severance Policy (incorporated by reference to Exhibit 10.14 to Transocean Partners LLC’s Current Report on Form 8-K (Commission File No. 001-36584) filed on August 5, 2014)

†	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	101.ins	XBRL Instance Document

†	101.sch	XBRL Taxonomy Extension Schema

†	101.cal	XBRL Taxonomy Extension Calculation Linkbase

†	101.def	XBRL Taxonomy Extension Definition Linkbase

†	101.lab	XBRL Taxonomy Extension Label Linkbase

†	101.pre	XBRL Taxonomy Extension Presentation Linkbase

  †      Filed herewith.
   *      Compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 10, 2014.

TRANSOCEAN PARTNERS LLC

By:   /s/ Garry Taylor
Garry Taylor
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)