Form 10-Q
period 2015-09-30
Transocean Partners LLC
filed 2015-11-04
CIK 1607250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10‑Q
        (Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, 41,379,310 common units and 27,586,207 subordinated units were outstanding.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
INDEX TO FORM 10‑Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per unit data)
                     (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating revenues
Contract drilling revenues	$121	$134	$414	$422
Other revenues	4	2	12	7
	125	136	426	429
Costs and expenses
Operating and maintenance	73	56	191	186
Depreciation	17	16	51	49
General and administrative	6	4	17	10
	96	76	259	245
Loss on impairment	(289)	—	(356)	—
Loss on disposal of assets, net	—	—	(1)	—
Operating income (loss)	(260)	60	(190)	184

Interest income	—	1	2	2
Interest expense	—	—	(1)	—
Income (loss) before income tax expense	(260)	61	(189)	186
Income tax expense	1	4	9	16

Net income (loss)	(261)	57	(198)	170
Net income attributable to the Predecessor	—	22	—	135
Net income (loss) subsequent to initial public offering	(261)	35	(198)	35
Net income (loss) attributable to noncontrolling interest	(127)	18	(93)	18
Net income (loss) attributable to controlling interest	$(134)	$17	$(105)	$17

Earnings (loss) per unit—basic
Earnings (loss) per common unit	$(1.94)	$0.24	$(1.52)	$0.24
Earnings (loss) per subordinated unit	$(1.94)	$0.24	$(1.52)	$0.24

Earnings (loss) per unit—diluted
Earnings (loss) per common unit	$(1.94)	$0.24	$(1.52)	$0.24
Earnings (loss) per subordinated unit	$(1.94)	$0.24	$(1.52)	$0.24

Weighted‑average units outstanding—basic
Common units	41	41	41	41
Subordinated units	28	28	28	28

Weighted‑average units outstanding—diluted
Common units	41	41	41	41
Subordinated units	28	28	28	28

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except unit data)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Cash and cash equivalents	$140	$86
Accounts receivable	99	112
Accounts receivable from affiliates	3	28
Materials and supplies, net of allowance for obsolescence of $5 and $3 at September 30, 2015 and December 31, 2014, respectively	35	41
Deferred income taxes, net	11	8
Prepaid assets	8	6
Total current assets	296	281

Property and equipment	2,304	2,302
Less accumulated depreciation	(388)	(336)
Property and equipment, net	1,916	1,966
Goodwill	—	356
Deferred income taxes, net	3	7
Other assets	13	22
Total assets	$2,228	$2,632

Liabilities and equity
Accounts payable to affiliates	$67	$76
Debt due to affiliates within one year	—	43
Deferred revenues	17	18
Other current liabilities	2	1
Total current liabilities	86	138

Long‑term tax liability	2	1
Deferred revenues	3	13
Drilling contract intangible liability	18	29
Total long‑term liabilities	23	43

Commitments and contingencies

Common units, 41,379,310 authorized, issued and outstanding at September 30, 2015 and December 31, 2014	749	847
Subordinated units, 27,586,207 authorized, issued and outstanding at September 30, 2015 and December 31, 2014	499	564
Total members' equity	1,248	1,411
Noncontrolling interest	871	1,040
Total equity	2,119	2,451
Total liabilities and equity	$2,228	$2,632

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In millions)
(Unaudited)

	Nine months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014

	Quantity		Amount
Common units
Balance, beginning of period	41	—	$847	$—
Effect of formation transactions	—	41	—	824
Net income (loss) attributable to controlling interest	—	—	(63)	10
Contribution for parent payment of patent royalties	—	—	10	2
Contribution for parent indemnification of lost revenues	—	—	—	5
Distributions of available cash to unitholders	—	—	(45)	—
Distribution payable for working capital adjustment	—	—	—	(4)
Balance, end of period	41	41	$749	$837

Subordinated units
Balance, beginning of period	28	—	$564	$—
Effect of formation transactions	—	28	—	550
Net income (loss) attributable to controlling interest	—	—	(42)	7
Contribution for parent payment of patent royalties	—	—	7	1
Contribution for parent indemnification of lost revenues	—	—	—	4
Distributions of available cash to unitholders	—	—	(30)	—
Distribution payable for working capital adjustment	—	—	—	(2)
Balance, end of period	28	28	$499	$560

Total members' equity
Balance, beginning of period			$1,411	$—
Effect of formation transactions			—	1,374
Net income (loss) attributable to controlling interest			(105)	17
Contribution for parent payment of patent royalties			17	3
Contribution for parent indemnification of lost revenues			—	9
Distributions of available cash to unitholders			(75)	—
Distribution payable for working capital adjustment			—	(6)
Balance, end of period			$1,248	$1,397

Net investment
Balance, beginning of period			$—	$2,344
Net income attributable to the Predecessor			—	135
Distributions to the Predecessor parent, net			—	(102)
Effect of formation transactions			—	(2,377)
Balance, end of period			$—	$—

Noncontrolling interest
Balance, beginning of period			$1,040	$—
Effect of formation transactions			—	1,003
Net income (loss) attributable to noncontrolling interest			(93)	18
Distributions to holder of noncontrolling interests			(76)	—
Balance, end of period			$871	$1,021

Total equity
Balance, beginning of period			$2,451	$2,344
Net income (loss) subsequent to initial public offering			(198)	35
Net income attributable to the Predecessor			—	135
Contribution for parent payment of patent royalties			17	3
Contribution for parent indemnification of lost revenues			—	9
Distributions of available cash to unitholders			(75)	—
Distributions to holder of noncontrolling interests			(76)	—
Distribution for working capital adjustment			—	(6)
Distributions to the Predecessor parent, net			—	(102)
Balance, end of period			$2,119	$2,418

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Cash flows from operating activities
Net income (loss)	$(261)	$57	$(198)	$170
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangibles	(4)	(4)	(11)	(12)
Depreciation	17	16	51	49
Patent royalties expense	5	3	17	3
Loss on impairment	289	—	356	—
Deferred income taxes	(2)	5	—	16
Other, net	4	(1)	4	(1)
Changes in deferred revenues, net	(4)	(9)	(11)	(29)
Changes in deferred costs, net	1	(3)	1	(4)
Changes in operating assets and liabilities
Decrease in accounts receivable, net	21	36	22	21
(Increase) decrease in other current assets, net	4	(1)	3	(11)
Increase in current liabilities, net	—	—	1	—
Increase (decrease) in balances due to affiliates, net	(3)	(62)	8	(62)
Increase in income tax liability, net	—	—	1	1
Net cash provided by operating activities	67	37	244	141

Cash flows from investing activities
Payments to affiliates for capital expenditures	(2)	—	(12)	(2)
Proceeds from affiliates for disposal of assets, net	2	—	6	—
Net cash used in investing activities	—	—	(6)	(2)

Cash flows from financing activities
Proceeds from working capital note payable to affiliate	—	43	—	43
Repayment of working capital note payable to affiliate	(43)	—	(43)	—
Contributions resulting from formation transactions	—	8	—	8
Proceeds from affiliates for indemnification	—	—	10	—
Distributions of available cash to unitholders	(25)	—	(75)	—
Distributions to holder of noncontrolling interests	(36)	—	(76)	—
Distributions to the Predecessor parent, net	—	(39)	—	(141)
Net cash provided by (used in) financing activities	(104)	12	(184)	(90)

Net increase (decrease) in cash and cash equivalents	(37)	49	54	49
Cash and cash equivalents at beginning of period	177	—	86	—
Cash and cash equivalents at end of period	$140	$49	$140	$49

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)
Note 1—Business
Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean Partners", "we", "us", or "our"), a Marshall Islands limited liability company, was formed on February 6, 2014 by Transocean Partners Holdings Limited, a Cayman Islands company and a wholly owned subsidiary of Transocean Ltd. (together with its affiliates, unless the context requires otherwise, "Transocean"), to own, operate and acquire modern, technologically advanced offshore drilling rigs.  At September 30, 2015, the drilling units in our fleet included the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the United States ("U.S.") Gulf of Mexico.
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
On July 31, 2014, we announced the pricing of the initial public offering of our common units representing limited liability company interests, which began trading on the New York Stock Exchange under the ticker symbol "RIGP," for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, which represent a 29.2 percent limited liability company interest in us.  Transocean Partners Holdings Limited (the "Transocean Member") holds the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represent a 70.8 percent limited liability company interest in us, and all of our incentive distribution rights.  As a result of the offering, the Transocean Member received net cash proceeds of $417 million, net of $26 million for underwriting discounts and commissions and other offering costs.
The Transocean Partners LLC Predecessor (the "Predecessor") represents 100 percent of the combined results of operations, assets and liabilities of the drilling units in the fleet (the "Predecessor Business") prior to completion of the formation transactions and initial public offering on August 5, 2014.
Note 2—Significant Accounting Policies
Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission ("SEC").  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in our annual report on Form 10‑K filed on February 26, 2015.
For the three and nine months ended September 30, 2015, the condensed consolidated financial statements reflect our consolidated results of operations, financial position and cash flows.  We present our assets and liabilities at historical cost because the Predecessor transferred to us such assets and liabilities in formation transactions completed under common control within the Transocean consolidated group.  We present in our condensed consolidated financial statements 100 percent of our consolidated results of operations, assets, liabilities and cash flows, and we present Transocean's partial ownership interest in each of the RigCos as noncontrolling interest.
For the periods prior to August 5, 2014, the condensed combined financial information of the Predecessor was derived from Transocean's accounting records.  The condensed combined financial information reflects the combined results of operations, financial position and cash flows of the Predecessor Business as if such operations and assets had been combined for the periods presented.  All transactions within the Predecessor have been eliminated.
Under the master services agreements, described herein, Transocean provides its centralized treasury services to manage our cash and cash equivalents (see Note 11—Related Party Transactions).  The Predecessor had no bank accounts, and Transocean did not allocate its cash and cash equivalents to the Predecessor.  The Predecessor transferred the cash generated and used by its operations to Transocean, and Transocean funded the Predecessor's operating and investing activities as needed.  Accordingly, we presented the Predecessor's transfers of cash to and from Transocean's treasury as net distributions to the Predecessor's parent on our condensed consolidated statements of equity and in our financing activities on our condensed consolidated statements of cash flows.  The Predecessor's results of operations do not include any interest expense for intercompany cash advances from Transocean, since Transocean did not historically allocate interest expense for intercompany advances to the Predecessor.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Accordingly, we have prepared our condensed consolidated financial statements on the following basis:
▪
Our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 consist of the consolidated results of operations of Transocean Partners.  Our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 consist of the consolidated results of operations of Transocean Partners for the period from August 5, 2014 through September 30, 2014 and the combined results of operations of the Predecessor from the beginning of the respective period through August 4, 2014.

▪	Our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 consist of the consolidated balances of Transocean Partners.
▪
Our condensed consolidated statement of equity for the nine months ended September 30, 2015 consists of the consolidated activity of Transocean Partners.  Our condensed consolidated statement of equity for the nine months ended September 30, 2014 consists of the consolidated results of operations of Transocean Partners for the period from August 5, 2014 through September 30, 2014 and the combined activity of the Predecessor from the beginning of the period through August 4, 2014.

▪
Our condensed consolidated statements of cash flows for the three and nine months ended September 30, 2015 consist of the consolidated cash flows of Transocean Partners.  Our condensed consolidated statements of cash flows for the three and nine months ended September 30, 2014 consist of the consolidated cash flows of Transocean Partners for the period from August 5, 2014 through September 30, 2014 and the combined cash flows of the Predecessor from the beginning of the respective period through August 4, 2014.

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
Allocated indirect and overhead costs—Our results of operations include allocations of costs and expenses based on services performed and products provided by Transocean under master services and support agreements.  In connection with such agreements, Transocean allocates to us costs and expenses related to the services performed and products provided to us under the master services and support agreements.  The allocations require significant judgment and subjectivity in applying estimates and assumptions used to determine the amount of such allocations, including the amount of time, services and resources provided to us relative to that provided to other Transocean affiliates.  Altering the assumptions used in our cost allocation estimates could result in significantly different results.  In the three and nine months ended September 30, 2015, costs and expenses allocated to us by Transocean were $48 million and $114 million, respectively, including $44 million and $101 million, respectively, recorded in operating and maintenance costs, and $4 million and $13 million, respectively, recorded in general and administrative costs.  See Note 11—Related Party Transactions.
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

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Equity-based compensation—For time‑based awards, we recognize compensation expense on a straight‑line basis through the date the employee is no longer required to provide service to earn the award.  For performance‑based awards, we recognize compensation expense on a straight‑line basis for each separately vesting tranche of the award.  We have awarded to our employees and non‑employee directors phantom units, and such phantom units are participating securities.  A phantom unit is a notional unit that has no voting rights and entitles the grantee to receive a common unit upon the vesting.  To measure fair values of granted or modified time‑based phantom units, we use the market price of our units on the grant date or modification date.  To measure fair values of granted or modified performance‑based phantom units, we recognize compensation expense only to the extent the achievement of the performance condition is probable, and we remeasure the fair value of the award at each reporting date until the performance condition has been determined.
We recognize equity‑based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non‑employee directors.  We recognize cash flows resulting from the tax deduction benefits for awards in excess of recognized compensation costs as financing cash flows.  In the three and nine months ended September 30, 2015, equity‑based compensation expense was less than $1 million, which had no tax impact.  See Note 10—Equity‑Based Compensation.
Accounts receivable—We record long-term accounts receivable at their present value and recognize interest income using the effective interest method through the date of payment.  At September 30, 2015 and December 31, 2014, the aggregate face value of our long‑term accounts receivable was $20 million and $24 million, respectively.  At September 30, 2015, the aggregate carrying amount of our long‑term accounts receivable was $19 million, including $17 million due within one year and $2 million due thereafter, recorded in accounts receivable and other assets, respectively.  At December 31, 2014, the aggregate carrying amount of our long‑term accounts receivable was $22 million, including $12 million due within one year and $10 million due thereafter, recorded in accounts receivable and other assets, respectively.  At September 30, 2015 and December 31, 2014, our long‑term accounts receivable had a weighted average effective interest rate of 11 percent.
Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At September 30, 2015, the aggregate carrying amount of our property and equipment represented approximately 86 percent of our total assets.
We compute depreciation using the straight‑line method after allowing for salvage values.  In December 31, 2014, we reduced the salvage values of our drilling units due to existing market conditions.  In the three and nine months ended September 30, 2015, this change in estimate resulted in an increase of less than $1 million to depreciation expense.  For the year ending December 31, 2015, we expect this change in estimate to result in an increase of approximately $1 million to depreciation expense.
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

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

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
Note 4—Goodwill Impairment
During the three months ended March 31, 2015, we noted impairment indicators that the fair value of our goodwill could have fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our units, oil and natural gas prices as well as the projected reductions in dayrates and utilization.  As a result, we performed a goodwill impairment test as of March 31, 2015 and determined that the goodwill associated with our contract drilling services reporting unit was impaired.  During the three months ended September 30, 2015, we noted impairment indicators that the fair value of our goodwill could have, again, fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our units, oil and natural gas prices as well as the projected reductions in dayrates and utilization.  As a result, we performed a goodwill impairment test as of September 30, 2015 and determined that the remaining goodwill associated with our contract drilling services reporting unit was fully impaired.
In the three and nine months ended September 30, 2015, we recognized a loss of $289 million and $356 million, respectively, associated with the impairment of our goodwill, which had no tax effect, and of which $148 million and $182 million, respectively, was attributable to controlling interest ($2.13 per diluted unit and $2.63 per diluted unit) and $141 million and $174 million, respectively, was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our contract drilling services reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.
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
In the nine months ended September 30, 2015 and 2014, our estimated annual effective tax rates were 6.1 percent and 8.6 percent, respectively, based on estimated annual income before income taxes, after excluding the loss on impairment.
Deferred taxes—The valuation allowance for our non‑current deferred tax assets was as follows (in millions):
	September 30, 2015	December 31, 2014
Valuation allowance for non‑current deferred tax assets	$3	$2

The increase in the valuation allowance for our non‑current deferred tax assets was primarily related to the current net operating losses generated in the U.K.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Unrecognized tax benefits—The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):
	September 30, 2015	December 31, 2014
Unrecognized tax benefits, excluding interest and penalties	$2	$1
Interest and penalties	—	—
Unrecognized tax benefits, including interest and penalties	$2	$1

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
Note 6—Earnings (Loss) Per Unit
The numerator and denominator used for the computation of basic and diluted per unit earnings were as follows (in millions, except per unit data):
	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per unit
Net income (loss) attributable to controlling interest	$(134)	$(134)	$17	$17	$(105)	$(105)	$17	$17
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	—	—
Net income (loss) available to unitholders	$(134)	$(134)	$17	$17	$(105)	$(105)	$17	$17
Net income (loss) available to common unitholders	$(80)	$(80)	$10	$10	$(63)	$(63)	$10	$10
Net income (loss) available to subordinated unitholders	$(54)	$(54)	$7	$7	$(42)	$(42)	$7	$7

Denominator for earnings (loss) per unit – common units
Weighted‑average common units outstanding	41	41	41	41	41	41	41	41
Effect of equity‑based awards	—	—	—	—	—	—	—	—
Weighted‑average common units for per unit calculation	41	41	41	41	41	41	41	41

Denominator for earnings (loss) per unit – subordinated units
Weighted‑average subordinated units outstanding	28	28	28	28	28	28	28	28
Effect of equity‑based awards	—	—	—	—	—	—	—	—
Weighted‑average subordinated units for per unit calculation	28	28	28	28	28	28	28	28

Earnings (loss) per unit
Earnings (loss) per common unit	$(1.94)	$(1.94)	$0.24	$0.24	$(1.52)	$(1.52)	$0.24	$0.24
Earnings (loss) per subordinated unit	$(1.94)	$(1.94)	$0.24	$0.24	$(1.52)	$(1.52)	$0.24	$0.24

Cash distributions declared and paid per unit
Common units	$0.3625	$0.3625	$—	$—	$1.0875	$1.0875	$—	$—
Subordinated units	$0.3625	$0.3625	$—	$—	$1.0875	$1.0875	$—	$—

Earnings per unit calculations relate only to the periods subsequent to our initial public offering since the Predecessor had no units outstanding.  See Note 2—Significant Accounting Policies—Presentation.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 7—Credit Agreements
Five‑Year Revolving Credit Facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by the Transocean affiliate and us (the "Five‑Year Revolving Credit Facility").  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "revolving credit facility margin"), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the credit agreement.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At September 30, 2015, based on our leverage ratio on that date, the revolving credit facility margin was 1.625 percent.  At September 30, 2015 and December 31, 2014, we had no borrowings outstanding and $300 million available borrowing capacity under the Five‑Year Revolving Credit Facility.
Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount and for cash proceeds of $43 million that is due and payable at maturity on July 28, 2015.  The working capital note payable had an interest rate defined as adjusted one‑month LIBOR plus a margin, which ranged from 1.625 percent to 2.250 percent based on our leverage ratio, as defined in the Five‑Year Revolving Credit Facility.  At December 31, 2014, we had borrowings of $43 million outstanding under the working capital note payable.  On July 17, 2015, we made a cash payment of $43 million to repay the borrowings outstanding under the working capital note payable.
Note 8—Contingencies
Retained risk
Overview—Our fleet is covered under Transocean's hull and machinery and excess liability insurance program, which is comprised of commercial market and captive insurance policies, and Transocean allocated to us the premium costs attributable to our fleet.  Transocean renews the commercial and captive policies under its insurance program annually on May 1.  At September 30, 2015, our drilling units had the insured value of approximately $1.95 billion under this program.  We also have coverage for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs, through Transocean's captive insurance program.  We do not maintain insurance coverage through Transocean or the commercial market for loss of revenues.
Hull and machinery coverage—Our fleet is covered under Transocean's hull and machinery insurance for physical damage, for which it allocated to us the respective premium costs.  At September 30, 2015, in connection with this physical damage insurance coverage, we retained the risk for our per occurrence deductible of $10 million to $11 million.  Subject to the same deductible, we also had coverage for an amount equal to 50 percent of a rig's insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability.  For losses in excess to our per occurrence deductible of $10 million to $11 million, Transocean provides insurance coverage for physical damage to our fleet through its wholly owned captive insurance company up to its deductible amounts and through its commercial insurance program beyond such deductible amounts.  In connection with losses for any excess wreck removal costs, we are generally covered to the extent of Transocean's remaining excess liability coverage.
Excess liability coverage—Our fleet is covered under Transocean's excess liability coverage insurance, for which it allocated to us the respective premium costs.  At September 30, 2015, in connection with this excess liability insurance coverage, we retained the risk for a separate $10 million per occurrence deductible on collision liability claims and a separate $5 million per occurrence deductible applicable to crew personal injury claims and other third‑party non‑crew claims.  For losses in excess of our deductible amounts, Transocean provides the primary $50 million of excess liability coverage, through its wholly owned captive insurance company, and for the $700 million excess of the $50 million of coverage through its commercial market excess liability program, which generally covers offshore risks such as personal injury, third‑party property claims, and third‑party non‑crew claims, including wreck removal and pollution.  We share the $750 million of captive and commercial market excess liability coverage with Transocean's entire fleet.  We and Transocean generally retained the risk for any liability losses in excess of $750 million.
Other insurance coverage—Our fleet is covered under Transocean's marine package insurance program, and Transocean allocated to us the respective premium costs.  At September 30, 2015, under this insurance program, we have access to $100 million of additional insurance that generally covered expenses that would otherwise be assumed by the well owner, such as costs to control the well, redrill expenses and pollution from the well.  This additional insurance provided coverage for such expenses under circumstances in which we would have had legal or contractual liability arising from its gross negligence or willful misconduct.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 9—Cash Distributions
Cash distributions to unitholders—On February 9, May 4 and July 30, 2015, our board of directors approved distributions of $0.3625 per unit to unitholders.  On February 26, May 27 and August 25, 2015, we made aggregate cash distributions of $25 million on each date to our unitholders of record as of February 20, May 15 and August 12, 2015, respectively, including cash distributions of $18 million on each date to the Transocean Member.  See Note 14—Subsequent Events.
Cash distributions to holder of noncontrolling interests—In the three and nine months ended September 30, 2015, we paid an aggregate cash distribution of $36 million and $76 million, respectively, to Transocean as holder of noncontrolling interests in the RigCos.
Note 10—Equity‑Based Compensation
Effective August 5, 2014, we established a long‑term incentive plan (the "Incentive Compensation Plan") under which awards can be granted in the form of unit options, unit appreciation rights, restricted units, phantom units or deferred units for executive officers, key employees and non‑employee directors.  Awards that may be granted under the Incentive Compensation Plan include time‑vesting awards ("time‑based awards") and awards that are earned based on the achievement of certain performance criteria ("performance‑based awards") or market factors ("market‑based awards").  The compensation committee of our board of directors determines the terms and conditions of the awards granted under the Incentive Compensation Plan.  As of September 30, 2015, we had 3.4 million units authorized and available to be granted under the Incentive Compensation Plan.
In the nine months ended September 30, 2015, we granted to our executive officers, key employees and non-employee directors 60,105 time‑based phantom units with an aggregate grant-date fair value of $1 million, and we granted to our chief executive officer 19,459 performance‑based phantom units with an aggregate fair value of less than $1 million, measured as of September 30, 2015.
The time‑based awards to our employees vest in three equal annual installments beginning approximately one year following the grant date, and the time‑based awards to our non‑employee directors fully vest approximately one year following the grant date.  The performance‑based awards may be earned depending on the achievement of certain performance targets as determined upon completion of the specified period at the determination date.  Thereafter, the performance‑based awards vest in three equal annual installments beginning approximately one year following the determination date.
Note 11—Related Party Transactions
Master services and support agreements
Secondment agreements—On August 5, 2014, we entered into secondment agreements with certain Transocean affiliates to provide the services of certain executives, including our chief executive officer, rig crews and other personnel.  On June 30, 2015, we amended one of the secondment agreements to add additional parties to the agreement and to add personnel covered by the agreement.  All persons provided to us pursuant to the secondment agreements remain on the payroll and benefit plans of Transocean but are under our day‑to‑day control and management.  We reimburse Transocean for the pro rata gross payroll costs of each seconded employee in proportion to the time allocated to us by the seconded employee, including base pay, any incentive compensation and any benefits costs.  We also reimburse Transocean for any applicable unemployment taxes, social security taxes, workers compensation coverage and severance costs, and any foreign equivalents of such taxes, in the amount allocable to the secondment.  The secondment agreements may be terminated by Transocean or us upon 90 days written notice.  In the three and nine months ended September 30, 2015, we recognized costs of $22 million and $69 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $3 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.  In the three and nine months ended September 30, 2014, we recognized costs of $15 million, recorded in operating and maintenance costs and expenses, for personnel costs under the secondment agreements.
Support agreement—On August 5, 2014, we entered into a support agreement with certain Transocean affiliates to provide the services of certain administrative professionals, including our chief financial officer.  The persons providing such services to us pursuant to the support agreement continue to participate in Transocean's compensation and benefits plans and perform their services on or at Transocean's facilities.  Transocean is solely responsible for all matters pertaining to their employment, compensation and discharge.  Such persons may spend only a portion of their time providing services to us and they may be engaged in other work separate from support services on our behalf.  We reimburse Transocean for the pro rata expenses associated with the compensation and benefits of all persons covered by the support agreement according to the time spent by each person in providing us support services as well as certain direct costs and expenses incurred in offering the services.  The support agreement may be terminated by mutual agreement of Transocean and us.  In the three and nine months ended September 30, 2015, we recognized costs of less than $1 million, recorded in general and administrative costs and expenses, for services under the support agreement.  In the three and nine months ended September 30, 2014, we recognized costs of less than $1 million, recorded in operating and maintenance costs and expenses, for services under the support agreement.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Master services agreements—On August 5, 2014, we entered into master services agreements with certain Transocean affiliates, pursuant to which Transocean affiliates provide certain administrative, technical and non‑executive management services to us.  The agreements have initial terms of five years.  Each month, we reimburse Transocean for the cost of all direct labor, materials and expenses incurred in connection with the provision of these services, plus an allocated portion of Transocean's shared and pooled direct costs, indirect costs and general and administrative costs as determined by Transocean's internal accounting procedures.  In addition, we pay Transocean a fee equal to the greater of (i) five percent of its costs and expenses incurred in connection with providing services to us for the month or, in the case of the provision of capital spares or inventory, a four percent markup on the capital spare or inventory plus a four percent markup on the allocable share of the costs of providing such services and (ii) the markup required by applicable transfer pricing rules.  If Transocean incurs costs and expenses from unaffiliated parties in the course of subcontracting the performance of services, we reimburse Transocean at cost and are not required to pay a service fee, unless required by applicable transfer pricing rules.  Each of the master services agreements may be terminated under certain circumstances prior to the end of its term by either Transocean or us within 90 days written notice.  In the three and nine months ended September 30, 2015, we recognized costs of $42 million and $93 million, respectively, recorded in operating and maintenance costs and expenses, and $4 million and $13 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.  In the three and nine months ended September 30, 2015, we recognized insurance costs of $2 million and $8 million, respectively, recorded in operating and maintenance costs and expenses.  In the three and nine months ended September 30, 2015, we acquired $5 million and $20 million, respectively, of materials and supplies purchased through Transocean's procurement services.  In the three and nine months ended September 30, 2014, we recognized costs of $16 million, recorded in operating and maintenance costs and expenses, and $2 million, recorded in general and administrative costs and expenses, for services under the master services agreement.  In the three and nine months ended September 30, 2014, we recognized insurance costs of $2 million, recorded in operating and maintenance costs and expenses.  In the three and nine months ended September 30, 2014, we acquired $7 million of materials and supplies purchased through Transocean's procurement services.
Former master services agreement—Under the former master services agreement, Transocean Offshore Deepwater Drilling Inc. ("TODDI"), a U.S. company and a wholly owned subsidiary of Transocean, and its affiliates charged the Predecessor for crew personnel provided to the Predecessor to operate its drilling rigs.  In the three and nine months ended September 30, 2014, the Predecessor recognized costs of $9 million and $60 million, respectively, recorded in operating and maintenance costs and expenses, for such crew personnel costs.
TODDI charged the Predecessor for performing and assisting with certain activities, including accounting, legal, finance, marketing, tax, treasury, insurance, global procurement and technical services.  In the three and nine months ended September 30, 2014, the Predecessor recognized costs of $3 million and $25 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $8 million respectively, recorded in general and administrative costs and expenses, for such services and assistance.
TODDI charged the Predecessor for administering insurance coverage and processing claims through Transocean's commercial market and captive insurance policies (see Note 8—Contingencies).  In the three and nine months ended September 30, 2014, the Predecessor recognized insurance costs of $1 million and $7 million, respectively, recorded in operating and maintenance costs and expenses.
Additionally, TODDI charged the Predecessor for materials and supplies for the Predecessor's drilling operations that were acquired through Transocean's procurement services.  In the three and nine months ended September 30, 2014, the Predecessor acquired $2 million and $20 million, respectively, settled through its net investment, for such materials and supplies.
Other agreements
Omnibus agreement—On August 5, 2014, we entered into an omnibus agreement with Transocean and certain of its affiliates (the "Omnibus Agreement").  Under the Omnibus Agreement, Transocean granted us a right of first offer for its remaining ownership interests in each of the RigCos should Transocean decide to sell such interests.  Transocean also agreed to offer us within five years of the effective date of the Omnibus Agreement, the opportunity to purchase, subject to requisite government and other third‑party consents, not less than a 51 percent interest in any four of the following six ultra‑deepwater drillships: Deepwater Invictus, Deepwater Thalassa, Deepwater Proteus, Deepwater Pontus, Deepwater Poseidon and Deepwater Conqueror.  The purchase price for each drillship will be equal to the greater of the fair market value, taking into account the anticipated cash flows under the associated drilling contracts, or the all‑in construction cost, plus transaction costs.  Transocean will select which of these drillships it will offer to us, the timing of the offers and whether it will offer us the opportunity to purchase a greater than 51 percent interest in any offered drillship.  In addition, Transocean agreed not to acquire, own or operate any new drilling rig or contract for any drilling rig, in each case that was constructed in 2009 or later and is operating under a contract for five or more years ("Five‑Year Drilling Rigs"), subject to certain exceptions, without offering us the opportunity to purchase such rig.  We also agreed not to acquire, own, operate, or contract for any drilling rig that is not a Five‑Year Drilling Rig, subject to certain exceptions, without first offering the contract to Transocean.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Transocean agreed to indemnify us for a period of five years through August 5, 2019 against certain environmental and human health and safety liabilities with respect to the assets contributed or sold to us to the extent arising prior to the time they were contributed or sold to us.  Liabilities resulting from a change in law after the closing of such contribution or sale are excluded from the environmental indemnity.  The indemnity coverage provided by Transocean for such environmental and human health and safety liabilities will not exceed the aggregate amount of $10 million.  No claim for indemnification may be made unless the aggregate dollar amount of all claims exceeds $500,000, in which case Transocean is liable for claims only to the extent such aggregate amount exceeds $500,000.
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
Transocean also agreed to indemnify us to the full extent of any liabilities related to:
▪
certain defects in title to Transocean's assets contributed or sold to the RigCos and any failure to obtain, prior to the time they were contributed, certain consents and permits necessary to conduct, own and operate such assets, which liabilities arise within three years after the closing of our initial public offering;

▪
any judicial determination substantially to the effect that the Transocean affiliate that transferred any of our initial assets to us pursuant to the Contribution Agreement did not receive reasonably equivalent value in exchange therefor or was rendered insolvent by such transfer;

▪	tax liabilities attributable to the operation of the assets contributed or sold to the RigCos prior to the closing of our initial public offering; and
▪
any lost revenue, up to $100 million, arising out of the failure to receive an operating dayrate from Chevron for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig's 2014 special periodic survey, which occurred during the three months ended December 31, 2014.

In the year ended December 31, 2014, we submitted indemnification claims under the Omnibus Agreement for an aggregate amount of $19 million associated with lost revenues.  At December 31, 2014, the indemnification claim receivable was $10 million, which we collected in January 2015.
Dual‑activity license agreements—All three of our drilling units are equipped with Transocean's patented dual‑activity technology.  Dual‑activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to perform drilling tasks.  Dual‑activity technology allows our rigs to perform simultaneous drilling tasks in a parallel rather than a sequential manner and reduces critical path activity, improving efficiency in both exploration and development drilling.  The Predecessor entered into license agreements with TODDI for the use of the patented technology through the expiration of the patents in May 2016.  Under the license agreements, the Predecessor paid to TODDI an aggregate original license cost of $20 million, recorded in other assets.  In the three and nine months ended September 30, 2015, we recognized amortization of the license costs of less than $1 million and $2 million, respectively, recorded in operating and maintenance costs and expenses.  In the three and nine months ended September 30, 2014, the Predecessor recognized amortization of the license costs of less than $1 million and $2 million, respectively, recorded in operating and maintenance costs and expenses.  At September 30, 2015 and December 31, 2014, the carrying amount of the deferred license cost was $2 million and $4 million, respectively.
Also, under the license agreements, we are and the Predecessor was required to pay to TODDI quarterly patent royalty fees of between 3 percent and 5 percent of revenues.  Under the Contribution Agreement, Transocean retained the obligation for the payment of the quarterly patent royalty fees.  In the three and nine months ended September 30, 2015, we recognized patent royalty expense of $5 million and $17 million, respectively, recorded in operating and maintenance costs and expenses, representing the fees paid by Transocean on our behalf, with corresponding entries to members' equity.  In the three and nine months ended September 30, 2014, we recognized patent royalty expense of $3 million, representing the fees paid by Transocean on our behalf, and the Predecessor recognized patent royalty expense of $2 million and $15 million, respectively, recorded in operating and maintenance costs and expenses.
Credit agreements—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount and for cash proceeds of $43 million, which we repaid on July 17, 2015.  On August 5, 2014, we entered into the Five‑Year Revolving Credit Facility with a Transocean affiliate.  See Note 7—Credit Agreements.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(Unaudited)

Note 12—Supplemental Cash Flow Information
Additional cash flow information was as follows (in millions):
	Nine months ended September 30,
	2015	2014
Non‑cash investing and financing activities
Property and equipment transferred to the Predecessor from affiliates (a)	$—	$10
Property and equipment transferred from the Predecessor to affiliates (b)	—	(23)
Contribution for parent payment of patent royalties (c)	17	3
Contribution for parent indemnification of lost revenues (d)	—	9
Distribution for working capital adjustment (e)	—	(6)
_____________________________________________
(a)	In the nine months ended September 30, 2014, Transocean transferred to the Predecessor certain equipment with an aggregate net carrying amount of $10 million, primarily all of which was to Development Driller III, and the Predecessor recorded the non‑cash investing activity with a corresponding increase to its net investment.
(b)	In the nine months ended September 30, 2014, the Predecessor transferred to Transocean's other drilling units certain equipment with an aggregate net carrying amount of $23 million, primarily all of which was from Development Driller III, and the Predecessor recorded the non‑cash investing activity with a corresponding reduction to its net investment.
(c)	In the nine months ended September 30, 2015 and 2014, in connection with Transocean's payment of royalty fees under our dual-activity license agreements with a Transocean affiliate, we recognized non-cash operating expense with a corresponding increase to members' equity.
(d)	In the nine months ended September 30, 2014, we submitted to Transocean an indemnification claim associated with lost revenues, and we recognized a receivable from affiliate with a corresponding increase to members' equity.
(e)	Within 60 days after the formation transactions, we agreed to pay to or receive from a Transocean affiliate the amount by which our pro rata share of actual working capital at the time of the acquisition exceeded or fell below such estimated net working capital at the time of the acquisition. At September 30, 2014, we estimated that the working capital exceeded the original estimate by approximately $6 million, and we recognized a liability for such amount with a corresponding reduction to members' equity. See Note 7—Credit Agreements.

Note 13—Financial Instruments
The carrying amounts and fair values of our financial instruments were as follows (in millions):
	September 30, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$140	$140	$86	$86
Working capital note payable to affiliate	—	—	43	43

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:
Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2015 and December 31, 2014, the aggregate carrying amount of our cash equivalents was $138 million and $40 million, respectively.
Working capital note payable to affiliate—The carrying amount of the working capital note payable approximated fair value due to the short term nature of the instrument.  We measured the estimated fair value of the working capital note payable using significant unobservable inputs, representative of a Level 3 fair value measurement, including the credit spreads that would be considered at market for a borrower with our credit ratings.

Note 14—Subsequent Events
Cash distribution to unitholders—On October 29, 2015, our board of directors approved a distribution of $0.3625 per unit to unitholders.  On November 23, 2015, we expect to make an aggregate cash distribution of $25 million to our unitholders of record as of November 9, 2015, including a cash distribution of $18 million to the Transocean Member.
Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  The common units repurchased under this program will be cancelled.

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

▪	our ability to maintain operating expenses at adequate and profitable levels;
▪	incurrence of cost overruns in the maintenance or other work performed on our drilling rigs;
▪	our ability to leverage Transocean Ltd.'s relationship and reputation in the offshore drilling industry;
▪	our ability to purchase drilling rigs from Transocean Ltd. in the future;
▪	our ability to make acquisitions that will enable us to increase our quarterly distributions per unit;
▪	insurance matters, including adequacy of insurance, renewal of insurance and insurance proceeds;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance pay.
Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:
▪"anticipates"	▪"could"	▪"forecasts"	▪"might"	▪"projects"
▪"believes"	▪"estimates"	▪"intends"	▪"plans"	▪"scheduled"
▪"budgets"	▪"expects"	▪"may"	▪"predicts"	▪"should"
Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under "Item 1A. Risk Factors" included in Part I of our annual report on Form 10‑K for the year ended December 31, 2014;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the impact of regulatory changes;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	losses on impairment of long‑lived assets;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
▪
other factors discussed in this quarterly report and in our other filings with the U.S. Securities and Exchange Commission ("SEC"), which are available free of charge on the SEC website at www.sec.gov.

The foregoing risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward‑looking statements.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.  All subsequent written and oral forward‑looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward‑looking statements.  Each forward‑looking statement speaks only as of the date of the particular statement.  We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward‑looking statement to reflect any change in our expectations or beliefs with regard to the statement or any change in events, conditions or circumstances on which any forward‑looking statement is based, except as required by law.

Business
Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, "Transocean Partners," "we," "us," or "our") is a growth‑oriented limited liability company formed by Transocean Ltd. (together with its affiliates, unless the context requires otherwise, "Transocean") to own, operate and acquire modern, technologically advanced offshore drilling rigs.  At October 26, 2015, the drilling units in our fleet included the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the U.S. Gulf of Mexico.  We generate revenues through contract drilling services, which involves contracting our mobile offshore drilling fleet, related equipment and seconded work crews on a dayrate basis to drill oil and gas wells.  We depend on Transocean affiliates to operate our drilling units, manage our customer relationships, renew existing and obtain new drilling contracts and to perform other administrative support activities.
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
On July 31, 2014, we announced the pricing of the initial public offering of our common units representing limited liability company interests, which began trading on the New York Stock Exchange under the ticker symbol "RIGP," for $22.00 per unit.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, including 2.6 million common units sold pursuant to the exercise in full of the underwriters' option to purchase additional common units, which represented a 29.2 percent limited liability company interest in us.  Transocean Partners Holdings Limited (the "Transocean Member") holds the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest in us.  As a result of the offering, the Transocean Member received net cash proceeds of $417 million, net of $26 million for underwriting discounts and commissions and other offering costs.
The Transocean Partners LLC Predecessor (the "Predecessor") represents 100 percent of the combined results of operations, assets and liabilities of the drilling units in the fleet prior to completion of the formation transactions and initial public offering on August 5, 2014.  See Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies—Presentation.
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
The RigCos own the following three drilling rigs:
▪
the ultra‑deepwater drillship Discoverer Inspiration, which commenced operations in 2010 and is currently under a contract with Chevron Corporation (together with its affiliates, "Chevron") through March 2020;

▪	the ultra‑deepwater drillship Discoverer Clear Leader, which commenced operations in 2009 and is currently under a contract with Chevron through October 2018; and
▪
the ultra‑deepwater semi‑submersible drilling rig Development Driller III, which commenced operations in 2009 and is currently under a contract with BP plc (together with its affiliates, "BP") through November 2016.

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
Significant Events
Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."
Impairment of goodwill—During the nine months ended September 30, 2015, we identified indicators that the implied fair value of our goodwill could have fallen below its carrying amount.  In the three and nine months ended September 30, 2015, as a result of our impairment testing, we recognized a loss of $289 million and $356 million, respectively, which had no tax effect, associated with the impairment of our goodwill.  At September 30, 2015, following the impairment, we have no remaining goodwill.  See "—Operating Results."

Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount and for cash proceeds of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay the borrowings outstanding under the working capital note payable.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."
Discoverer Inspiration operations—In the three months ended September 30, 2015, Discoverer Inspiration experienced approximately 55 days of unpaid downtime, resulting in lost revenues of approximately $32 million.  See "—Operating Results".
Cash distributions to unitholders—On February 9, May 4 and July 30, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27 and August 25, 2015, we made aggregate cash distributions of $25 million on each date to our unitholders of record as of February 20, May 15 and August 12, 2015, respectively, including cash distributions of $18 million on each date to the Transocean Member.
On October 29, 2015, our board of directors approved a distribution of $0.3625 per unit to unitholders.  On November 23, 2015, we expect to make an aggregate cash distribution of $25 million to our unitholders of record as of November 9, 2015, including a cash distribution of $18 million to the Transocean Member.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."
Cash distributions to holder of noncontrolling interests—In the three and nine months ended September 30, 2015, we paid an aggregate cash distribution of $36 million and $76 million, respectively, to Transocean as holder of noncontrolling interests.  See "—Liquidity and Capital Resources—Sources and uses of liquidity."
Outlook
Drilling market—As of October 26, 2015, all three of our high‑specification floaters were operating under existing long‑term contracts with high‑quality, creditworthy customers for an average remaining contract term of approximately 2.8 years, the shortest of which is contracted through November 2016.
Although our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets, we expect the near to medium term to be especially challenging given the sustained weak commodity pricing, coupled with our customers' focus on reducing costs, spending within their cash flow and maintaining capital allocation policies, resulting in delays of many exploration and development programs.  Oil and natural gas prices do not currently support sustained demand for drilling rigs across all asset classes and regions.  As a result of this reduced demand, we have seen a sharp decline in the execution of drilling contracts for the global offshore drilling fleet.  We do not currently expect the number of drilling contract awards to increase in 2016, exacerbating the current excess rig capacity, leading to lower utilization and dayrates.  In this environment, older and less capable assets are more likely to be permanently retired, ultimately reducing the available supply of drilling rigs.
As of October 26, 2015, uncommitted fleet rates for the remainder of 2015 and for 2016, 2017, 2018 and 2019 were as follows:
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
	October 26, 2015	July 15, 2015	February 17, 2015
Contract backlog	(In millions)
Discoverer Inspiration	$923	$995	$1,074
Discoverer Clear Leader	640	705	792
Development Driller III	166	210	277
Total fleet contract backlog	$1,729	$1,910	$2,143

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
Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our contract drilling services was as follows:
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Discoverer Inspiration	$243,500	$593,100	$502,900
Discoverer Clear Leader	565,900	582,400	447,700
Development Driller III	464,800	503,600	461,900
Total average daily revenue	424,700	559,700	470,800

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
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Discoverer Inspiration	42%	101%	93%
Discoverer Clear Leader	97%	99%	77%
Development Driller III	100%	108%	98%
Total fleet revenue efficiency	78%	103%	89%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting‑on‑weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.
Revenue efficiency decreased in the three months ended September 30, 2015 relative to the three months ended June 30, 2015 and September 30, 2015, due to unpaid downtime for Discoverer Inspiration related to subsea and pipe-handling equipment.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:
	Three months ended
	September 30, 2015	June 30, 2015	September 30, 2014
Discoverer Inspiration	100%	100%	100%
Discoverer Clear Leader	100%	100%	100%
Development Driller III	100%	100%	100%
Total fleet rig utilization	100%	100%	100%

Our rig utilization rate declines as a result of idle rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.  We remove rigs from the calculation upon disposal, classification as held for sale or classification as discontinued operations.

Operating Results
Three months ended September 30, 2015 compared to three months ended September 30, 2014
The following is an analysis of our operating results.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Three months ended September 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	276	276	—	—
Average daily revenue	$424,700	$470,800	$(46,100)	(10)%
Revenue efficiency	78%	89%
Rig utilization	100%	100%

Contract drilling revenues	$121	$134	$(13)	(10)%
Other revenues	4	2	2	100%
Total revenues	125	136	(11)	(8)%
Operating and maintenance expense	(73)	(56)	(17)	(30)%
Depreciation expense	(17)	(16)	(1)	(6)%
General and administrative expense	(6)	(4)	(2)	(50)%
Loss on impairment	(289)	—	(289)	n/m
Operating income (loss)	(260)	60	(320)	n/m
Interest income	—	1	(1)	100%
Income (loss) before income tax expense	(260)	61	(321)	n/m
Income tax expense	(1)	(4)	3	75%
Net income (loss)	$(261)	$57	$(318)	n/m
_________________________________
"n/m" means not meaningful.
Operating revenues—Contract drilling revenues decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $29 million of decreased revenues for Discoverer Inspiration resulting from reduced revenue efficiency due to unpaid downtime in the current year period related to subsea and pipe-handling equipment and (b) approximately $6 million of decreased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from amortization of pre-operating revenues with no comparable revenues in the current year period.  These decreases were partially offset by the following: (a) approximately $11 million of increased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from an increase in contractual dayrate and (b) approximately $11 million of increased revenues for Discoverer Clear Leader resulting from improved revenue efficiency.
Costs and expenses—Operating and maintenance costs and expenses increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the following: (a) approximately $9 million of increased costs for Discoverer Inspiration related to subsea and pipe-handling equipment with no comparable costs in the prior year period, (b) approximately $5 million of increased maintenance costs for Discoverer Clear Leader and (c) approximately $3 million of increased overhead and other operating costs.
Loss on impairment—During the three months ended September 30, 2015, we recognized a loss on impairment of our goodwill as a result of a decline in the market value of our units and commodity prices as well as the projected reductions in dayrates and utilization.
Income tax expense—For the three months ended September 30, 2015 and 2014, the annual effective tax rates were 5.5 percent and 7.8 percent, respectively, based on estimated annual income (loss) before income taxes after excluding the loss on impairment.  We also treat the tax effect of settlements of prior year tax liabilities and changes in prior year tax estimates as discrete period tax expenses or benefits.  For the three months ended September 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax benefit of less than $1 million and net tax expense of less than $1 million, respectively.  For the three months ended September 30, 2015 and 2014, the effective tax rates were (0.3) percent and 7.8 percent, respectively, based on income (loss) before income taxes, including these discrete tax items.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
The following is an analysis of our operating results.  See "—Performance and Other Key Indicators" for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.
	Nine months ended September 30,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	801	819	(18)	(2)%
Average daily revenue	$502,900	$500,400	$2,500	—
Revenue efficiency	93%	94%
Rig utilization	98%	100%

Contract drilling revenues	$414	$422	$(8)	(2)%
Other revenues	12	7	5	71%
Total revenues	426	429	(3)	(1)%
Operating and maintenance expense	(191)	(186)	(5)	(3)%
Depreciation expense	(51)	(49)	(2)	(4)%
General and administrative expense	(17)	(10)	(7)	(70)%
Loss on impairment	(356)	—	(356)	n/m
Loss on disposal of assets, net	(1)	—	(1)	n/m
Operating income (loss)	(190)	184	(374)	n/m
Interest income	2	2	—	n/m
Interest expense	(1)	—	(1)	n/m
Income (loss) before income tax expense	(189)	186	(375)	n/m
Income tax expense	(9)	(16)	7	44%
Net income	$(198)	$170	$(368)	n/m
_________________________________
"n/m" means not meaningful.
Operating revenues—Contract drilling revenues decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $29 million of decreased revenues for Discoverer Inspiration resulting from reduced revenue efficiency due to unpaid downtime related to subsea and pipe-handling equipment, (b) approximately $13 million of decreased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from the amortization of pre‑operating revenues with no comparable revenues in the current year period and (c) approximately $9 million of decreased revenues for Discoverer Inspiration resulting from a planned out-of-service time in the current year period for a special periodic survey.  These decreases were partially offset by the following: (a) approximately $27 million of increased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from an increase in contractual dayrate, (b) approximately $11 million of increased revenues for Discoverer Clear Leader resulting from improved revenue efficiency and (c) approximately $7 million of increased revenues for Discoverer Inspiration and Development Driller III resulting from incentive bonus revenues earned with no comparable revenues in the prior year period.
Costs and expenses—Operating and maintenance costs and expenses increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) approximately $9 million of increased costs for Discoverer Inspiration related to by subsea and pipe-handling equipment with no comparable costs in the prior year period and (b) approximately $7 million of increased maintenance costs for Discoverer Clear Leader and Discoverer Inspiration.  These increases were partially offset by the following: (a) approximately $5 million of decreased personnel costs on all three rigs and (b) approximately $4 million of decreased maintenance costs for Development Driller III.
General and administrative costs and expenses increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to increased costs and expenses related to establishing a separate publicly traded limited liability company.
Loss on impairment—During the nine months ended September 30, 2015, we recognized a loss on impairment of our goodwill as a result of a decline in the market value of our units and commodity prices as well as the projected reductions in dayrates and utilization.
Income tax expense—For the nine months ended September 30, 2015 and 2014, the annual effective tax rates were 6.1 percent and 8.6 percent, respectively, based on estimated annual income (loss) before income taxes after excluding the loss on impairment.  We also treat the tax effect of settlements of prior year tax liabilities and changes in prior year tax estimates as discrete period tax expenses or benefits.  For the nine months ended September 30, 2015 and 2014, the effect of the various discrete period tax items was a net tax benefit of less than $1 million and net tax expense of less than $1 million, respectively.  For the nine months ended September 30, 2015 and 2014, the effective tax rates were (4.9) percent and 8.8 percent, respectively, based on income (loss) before income taxes, including these discrete tax items.

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
The following table summarizes our net cash flows from operating, investing and financing activities and our cash and cash equivalents for the nine months ended September 30, 2015 and 2014:
	Nine months ended September 30,
	2015	2014	Change
Cash flows from operating activities	(In millions)
Net cash provided by operating activities	$244	$141	$103
Net cash used in investing activities	(6)	(2)	(4)
Net cash used in financing activities	(184)	(90)	(94)
Total	$54	$49	$5

Net cash provided by operating activities increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to reduced payments to affiliates for working capital.
Net cash used in investing activities increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in payments to affiliates for capital expenditures partially offset by proceeds from affiliates for disposal of assets with no comparable cash flows in the prior year period.
Net cash used in financing activities increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the following: (a) distributions of available cash to unitholders and distributions to the holder of noncontrolling interests with no comparable cash flows in the prior year period, (b) repayment of the working capital note payable to an affiliate with no comparable cash flows in the prior year period and (c) proceeds from this working capital note payable with no comparable cash flows in the current year period.  This net increase of cash used in financing activities was partially offset by distributions to the Predecessor parent with no comparable cash flows in the current year period.
Sources and uses of liquidity
Overview—We operate in a capital‑intensive industry, and our primary liquidity needs are to finance the purchase of additional drilling rigs and other capital expenditures, fund investments, including the equity portion of investments in drilling rigs, fund working capital, maintain cash reserves against fluctuations in operating cash flows and pay distributions to our unitholders.  We may also repurchase our common units under the unit repurchase program, as further described below.  We expect to fund our short‑term liquidity needs through cash on hand, borrowings under credit facilities provided by Transocean affiliates or commercial banks, cash generated from operations and issuance of debt or equity securities.
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of debt and equity securities.  Generally, our long‑term sources of funds will be cash from operations, long‑term bank borrowings and other debt and equity financings.  Because we will distribute all of our available cash, after deducting estimated maintenance, net of replacement capital expenditures, we expect to fund acquisitions and capital expenditures for expansion by relying on external financing sources, including bank borrowings and the issuance of debt and equity securities.
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
We intend to pay a minimum quarterly distribution of $0.3625 per unit per quarter, which equates to approximately $25 million per quarter, or approximately $100 million per year in the aggregate, based on the number of outstanding common and subordinated units.  At October 26, 2015, we had 41.4 million common units and 27.6 million subordinated units outstanding.  We do not have a legal obligation to pay this distribution, and the amount declared by our board of directors may vary from this minimum quarterly distribution depending on expectations for future transactions and activities in which we may engage.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.
Cash distributions to unitholders—On February 9, May 4 and July 30, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27 and August 25, 2015, we made aggregate cash distributions of $25 million on each date to our unitholders of record as of February 20, May 15 and August 12, 2015, including cash distributions of $18 million on each date to the Transocean Member.  On October 29, 2015, our board of directors approved a distribution of $0.3625 per unit to unitholders.  On November 23, 2015, we expect to make an aggregate cash distribution of $25 million to our unitholders of record as of November 9, 2015, including a cash distribution of $18 million to the Transocean Member.
Cash distributions to holder of noncontrolling interests—In the three and nine months ended September 30, 2015, we paid an aggregate cash distribution of $36 million and $76 million, respectively, to Transocean as holder of noncontrolling interests.
Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount and for cash proceeds of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay in full the borrowings outstanding under the working capital note payable.
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
Revolving credit facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us.  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate ("LIBOR") plus a margin (the "revolving credit facility margin"), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement, with certain adjustments during a specified acquisition period.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At October 26, 2015, we had no borrowings outstanding and $300 million of available borrowing capacity under the Five‑Year Revolving Credit Facility.
Estimated maintenance and replacement capital expenditures—Subject to the approval by the board of directors of each of the RigCos, each RigCo will transfer its available cash to its equityholders, including the Transocean Member as holder of noncontrolling interests, each quarter.  In determining the amount of cash available for transfer, the board of directors of each of the RigCos and our board of directors determine the amount of cash reserves to set aside, including reserves for future maintenance and replacement capital expenditures, working capital and other matters.  Because of the substantial capital expenditures the RigCos are required to make to maintain their fleets, we have estimated the RigCos' annual maintenance and replacement capital expenditures to be $67 million per year, including $48 million for long‑term maintenance and society classification surveys and $19 million for replacing the rigs at the end of their useful lives, including estimated financing costs.
We estimated $19 million per year for future rig replacement based on assumptions regarding the remaining useful life of the RigCos' rigs, a net investment rate applied on reserves, replacement values of the RigCos' rigs based on current market conditions, and the residual value of the rigs.  The actual cost of replacing the rigs in the RigCos' fleet will depend on a number of factors, including prevailing market conditions, drilling contract operating dayrates and the availability and cost of financing at the time of replacement.  Our second amended and restated limited liability company agreement allows our board of directors to deduct from our operating surplus each quarter estimated maintenance and replacement capital expenditures, as opposed to actual maintenance and replacement capital expenditures, in order to reduce disparities in operating surplus caused by fluctuating maintenance and replacement capital expenditures, such as society classification surveys and rig replacement.  Our board of directors, with the approval of the conflicts committee, may determine that one or more of our assumptions should be revised, which could cause our board of directors to increase the amount of estimated maintenance and replacement capital expenditures.  We may elect to finance some or all of our maintenance and replacement capital expenditures through the issuance of additional equity securities, which could be dilutive to existing unitholders.  As our fleet matures and expands, our long‑term maintenance expenses will likely increase.

Contractual obligations—As of September 30, 2015, there have been no material changes to the contractual obligations as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014, except as noted below.
	For the twelve months ending September 30,
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(in millions)
Contractual obligations
Purchase obligations	$18	$18	$—	$—	$—

Other commercial commitments—As of September 30, 2015, there have been no material changes to the commercial commitments as previously disclosed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10‑K for the year ended December 31, 2014.
Contingencies
Insurance matters
Our fleet is covered under Transocean's hull and machinery and excess liability insurance program, which is comprised of commercial market and captive insurance policies, and Transocean allocated to us the premium costs attributable to our fleet.  Transocean renews the commercial and captive policies under its insurance program annually on May 1.  At October 26, 2015, our drilling units had the insured value of approximately $1.95 billion under this program.  We also have coverage for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs, through Transocean's captive insurance program.  We do not maintain insurance coverage through Transocean or the commercial market for loss of revenues.  See Notes to Consolidated Financial Statements—Note 8—Contingencies.
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
For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our annual report on Form 10‑K for the year ended December 31, 2014.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2015, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.
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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk
In the three months ended September 30, 2015, we repaid the working capital note payable to affiliate, as discussed in "Liquidity and Capital Resources" within Management's Discussion and Analysis of Financial Condition and Results of Operations.  There were no other material changes in market risk during the nine months ended September 30, 2015 from the information provided in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our annual report on Form 10‑K for the year ended December 31, 2014.
Item 4.	Controls and Procedures
Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms.
Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
As of September 30, 2015, we were not involved in any lawsuits or other matters that could have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.
Item 1A.	Risk Factors
There have been no material changes to the risk factors as previously disclosed in "Item 1A. Risk Factors" in our annual report on Form 10‑K for the year ended December 31, 2014 and "Item 1A. Risk Factors" in our quarterly report on Form 10‑Q for the quarterly period ended June 30, 2015.
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

†            Filed herewith.
*            Compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 4, 2015.

TRANSOCEAN PARTNERS LLC

By:  /s/ Garry Taylor
Garry Taylor
Chief Financial Officer
(Principal Financial Officer)