Form 10-K
period 2015-12-31
Transocean Partners LLC
filed 2016-02-25
CIK 1607250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001‑36584

TRANSOCEAN PARTNERS LLC

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	66-0818288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 George Street London, England, United Kingdom	W1U 7DW
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +44 (20) 3675-8410
Securities registered pursuant to Section 12(b) of the Act:
Title of class	Exchange on which registered
Common units representing limited liability company interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non‑accelerated filer (do not check if a smaller reporting company) ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b‑2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2015, 41,379,310 common units were outstanding and the aggregate market value of units held by non‑affiliates was approximately $278 million (based on the reported closing market price of the common units of Transocean Partners LLC on June 30, 2015 of $13.83 per unit and assuming that all directors and executive officers of Transocean Partners LLC are “affiliates” although Transocean Partners LLC does not acknowledge that any such person is actually an affiliate within the meaning of the federal securities laws).  As of February 16, 2016, 41,076,208 common units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission within 120 days of December 31, 2015, for its 2016 annual general meeting of shareholders, are incorporated by reference into Part III of this Form 10‑K.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

INDEX TO ANNUAL REPORT ON FORM 10‑K

FOR THE YEAR ENDED DECEMBER 31, 2015

Forward‑Looking Information

The statements included in this annual report regarding future financial performance and results of operations and other statements that are not historical facts are forward‑looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward‑looking statements in this annual report include, but are not limited to, statements about the following subjects:

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

▪	our ability to maintain operating expenses at adequate and profitable levels;
▪	our ability to operate safely, efficiently and cost effectively and secure additional long‑term contracts, extend existing contracts and maintain high rig utilization;
▪	incurrence of cost overruns in the maintenance or other work performed on our drilling rigs;
▪	our ability to leverage our relationship with Transocean Ltd. and its reputation in the offshore drilling industry;
▪	our ability to purchase drilling rigs from Transocean Ltd. in the future;
▪	our ability to make acquisitions that will enable us to increase our quarterly distributions per unit;
▪	insurance matters, including adequacy of insurance, renewal of insurance and insurance proceeds;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance pay.

Forward‑looking statements in this annual report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” in this annual report on Form 10‑K;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the impact of regulatory changes;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
▪	other factors discussed in this annual report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

PART I

Item 1.Business

Overview

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us” or “our”) is a growth‑oriented limited liability company formed by Transocean Ltd. (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean”), one of the world’s largest offshore drilling contractors, to own, operate and acquire modern, technologically advanced offshore drilling rigs.  Our assets consist of  a 51 percent ownership interest in each of the entities that owns and operates three ultra‑deepwater drilling rigs that are currently operating in the U.S. Gulf of Mexico (each individually, a “RigCo”, and collectively, the “RigCos”).  Transocean owns the remaining 49 percent noncontrolling interest in each of the RigCos.  We generate revenue through contract drilling services, which involves contracting our mobile offshore drilling fleet, related equipment and work crews on a dayrate basis to large international energy companies to drill oil and gas wells.

Our drilling rigs currently operate under drilling contracts with Chevron Corporation (together with its affiliates, “Chevron”) and BP plc (together with its affiliates, “BP”), two leading international energy companies.  We believe that our drilling contracts will generate stable and reliable cash flows over their term.  We depend on Transocean affiliates to operate our drilling units, manage our customer relationships, renew existing and obtain new drilling contracts and to perform other administrative support activities.  We intend to use the relationships and expertise of Transocean to re‑contract our fleet when the existing contracts expire and identify opportunities to expand our fleet through acquisitions when market conditions improve.

Drilling Fleet

Fleet overview—At February 11, 2016, our fleet consisted of two ultra‑deepwater drillships and one ultra‑deepwater semisubmersible rig as follows:

					Contract term, dayrate and customer
	Year
	entered	Water	Drilling
	into	depth	depth
Rig	service	(feet)	(feet)	Location	Start date	Completion date	Dayrate	Customer
Discoverer Clear Leader	2009	12,000	40,000	U.S. Gulf of Mexico	November 2014	October 2018	$581,000	Chevron
Discoverer Inspiration	2010	12,000	40,000	U.S. Gulf of Mexico	March 2015	March 2020	$585,000	Chevron
Development Driller III	2009	7,500	37,500	U.S. Gulf of Mexico	November 2009	November 2016	$422,000	BP

All of our drilling rigs are ultra‑deepwater floaters, which we define as drilling units equipped with high pressure mud pumps and the capability to drill in water depths of 7,500 feet or greater.  Our drilling rigs are mobile and can be moved to new locations in response to customer demand.  They are designed to operate in locations away from port for extended periods of time and have living quarters for the crews, a helicopter landing deck and storage space for drill pipe, riser and drilling supplies.

Our drilling rigs are classed by either Det Norske Veritas (“DNV”) or the American Bureau of Shipping (“ABS”), and all hold valid classification and statutory certificates.  Every offshore drilling rig is a registered marine vessel and must be “classed” by a classification society.  The classification society certifies that the drilling rig is “in‑class,” signifying that such drilling rig has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the drilling rig’s country of registry and the international conventions of which that country is a member.  Classification societies are considered non‑governmental organizations that establish and maintain technical standards for the construction and operation of ships and offshore structures.  DNV and ABS are also recognized by flag states as entities authorized to conduct regular statutory surveys as part of the flag state requirements.

Drillships—Drillships are generally self‑propelled vessels, shaped like conventional ships, and are the most mobile of the major rig types.  Both of our high‑specification drillships are equipped with a computer‑controlled dynamic positioning thruster system, which allows them to maintain position without anchors through the use of their onboard propulsion and station‑keeping systems.  Ultra‑deepwater drillships typically have greater deck load and storage capacity than semisubmersible rigs.  This enables them to carry more supplies on board, which provides logistical and resupply efficiency benefits for customers.  However, drillships are better suited to operations in calmer sea conditions and typically do not operate in areas considered to be harsh environments.  Our drillships are equipped with Transocean’s patented dual‑activity technology, which employs structures, equipment and techniques using two drilling stations within a dual derrick to allow these drillships to perform simultaneous drilling tasks in a parallel, rather than a sequential, manner, reducing critical path activity, to improve efficiency in both exploration and development drilling.

Discoverer Inspiration and Discoverer Clear Leader are sixth generation, dynamically positioned, ultra‑deepwater drillships.  Each of these double‑hulled, Enhanced Enterprise‑class drillships features advanced offshore drilling technology, including an enhanced top drive system, an expanded high‑pressure mud‑pump system, a variable deckload of 20,000 metric tons, completion capabilities and Transocean’s patented dual‑activity technology.  Our Enhanced Enterprise‑class drillships offer improved reliability, increased pipe handling capacity, two blowout preventer stacks and flexible fluid capabilities.  The primary derrick is rated to 2.5 million pounds, which enables increased water depth and drilling depth and heavier casing loads.  Discoverer Inspiration and Discoverer Clear Leader also have crude oil storage capacity for up to 120,000 barrels that can be used during testing.  Both rigs are capable of operating in moderate environments and are equipped for drilling in water depths of up to 12,000 feet.

Semisubmersible—Semisubmersibles are floating vessels that can be partially submerged by means of a water ballast system such that the lower column sections and pontoons are below the water surface during drilling operations.  These rigs are capable of maintaining their position over a well through a computer‑controlled dynamic positioning thruster system, as is the case for Development Driller III, or the use of an anchoring system.  Although most semisubmersible rigs are relocated with the assistance of tugs, some units, including Development Driller III, are self‑propelled and move between locations under their own power when afloat on pontoons.  In addition, semisubmersibles are capable of operating in rougher sea conditions than drillships.

Development Driller III is a dynamically positioned, ultra‑deepwater semi‑submersible drilling rig.  It features advanced offshore drilling technology, including a dual mud system design, which allows preparation, storage and offloading of two separate drilling fluids, variable deckload of 7,000 metric tons and Transocean’s patented dual‑activity drilling technology.  Development Driller III can deploy mooring or operate with dynamic positioning.  The rig has a 125‑ton heave‑compensated winch that can be utilized offline with drilling operations for subsea tree handling and running.  Development Driller III is equipped for drilling in water depths up to 7,500 feet, upgradable to 10,000 feet, and for drilling wells up to 37,500 feet total depth.

Relationship with Transocean

One of our principal strengths is our relationship with Transocean.  Transocean is a leading international provider of offshore contract drilling services for oil and gas wells.  As of February 16, 2016, including the rigs in our fleet, Transocean owned or had partial ownership interests in and operated 61 mobile offshore drilling units, including 28 ultra‑deepwater floaters, seven harsh environment floaters, five deepwater floaters, 11 midwater floaters and 10 high‑specification jackups.  At such date, Transocean also had six ultra‑deepwater drillships and five high‑specification jackups under construction or under contract to be constructed.

Transocean retains a significant interest in us through its ownership of common and subordinated units, representing an aggregate 71.1 percent limited liability company interest in us, as of February 16, 2016, and all of our incentive distribution rights.  Transocean Partners Holdings Limited (the “Transocean Member”), an indirect wholly owned subsidiary of Transocean Ltd., holds the Transocean Member interest, which is a non‑economic interest in us that includes the right to appoint three of the seven members of our board of directors.  Under our limited liability company agreement, common unitholders that own 50 percent or more of our common units have the ability to request that cumulative voting be in effect for the election of elected directors.  Cumulative voting is an irrevocable election that allows for the unitholder to allocate its votes cumulatively, rather than proportionally.  Accordingly, for so long as Transocean owns 50 percent or more of our common units, it will have the ability to request that cumulative voting be in effect for the election of elected directors, which would enable Transocean to elect one or more of the elected directors even after it owns less than 50 percent of our common units.  As a result, if cumulative voting was in effect, Transocean would have the ability to fill the majority of positions on our board, by appointment or election, as long as it retains at least 20 percent of our common units.  The directors appointed by Transocean may designate a member of the board of directors to be the chairman of the board of directors.  Specific rights of the Transocean Member are designated in our limited liability company agreement.

We believe that our relationship with Transocean provides us with access to leading international energy companies, as well as suppliers and other key service providers for our industry.  We also believe that Transocean’s operational and managerial expertise enables us to compete more effectively for contract opportunities than other contract drilling companies similar in size to us.  In addition to the drillships discussed below, Transocean has a number of high‑specification floaters that are operating under or, following completion of construction, will be operating under long‑term drilling contracts.  Although Transocean is not obligated to offer these rigs to us, and current market conditions may make financing such acquisitions challenging, we believe that these rigs would be particularly suitable for future contribution or sale to us.

On August 5, 2014, we entered into an omnibus agreement (the “Omnibus Agreement”) with Transocean and certain of its affiliates.  Under the Omnibus Agreement, Transocean granted us a right of first offer for its remaining ownership interests in each of the RigCos should Transocean decide to sell such interests.  By August 5, 2019, Transocean also is required to offer us the opportunity to purchase, subject to requisite government and other third‑party consents, not less than a 51 percent interest in any four of the six ultra‑deepwater drillships listed below at a purchase price equal to the greater of the fair market value, taking into account the anticipated cash flows under the associated drilling contracts, or the all‑in construction cost, plus transaction costs.  Transocean will select which of these drillships it will offer to us, the timing of the offers and whether it will offer us the opportunity to purchase an interest of greater than 51 percent in any offered drillship.

					Contract term, dayrate and customer
	Actual or expected	Water	Drilling
	construction	depth	depth		Start	Completion
Rig	completion	(feet)	(feet)	Location	date	date	Dayrate	Customer
Deepwater Invictus	3Q2014	12,000	40,000	U.S. Gulf of Mexico	3Q2014	1Q2017	$592,000	BHP Billiton
Deepwater Thalassa	1Q2016	12,000	40,000	U.S. Gulf of Mexico	1Q2016	1Q2026	$519,000	Shell
Deepwater Proteus	2Q2016	12,000	40,000	TBA	2Q2016	2Q2026	$519,000	Shell
Deepwater Pontus	4Q2017	12,000	40,000	TBA	4Q2017	4Q2027	$519,000	Shell
Deepwater Poseidon	1Q2018	12,000	40,000	TBA	1Q2018	1Q2028	$519,000	Shell
Deepwater Conqueror	4Q2016	12,000	40,000	U.S. Gulf of Mexico	4Q2016	4Q2021	$589,000	Chevron

The consummation and timing of any acquisitions from Transocean will depend upon, among other things, Transocean’s and our ability to obtain any necessary consents, the determination that the acquisition is appropriate for our business at that particular time, our ability to agree on mutually acceptable terms of purchase, including price, and our ability to obtain financing on acceptable terms.

In addition, Transocean agreed not to acquire, own or operate any new drilling rig or contract for any drilling rig, in each case that was constructed in 2009 or later and is operating under a contract for five or more years (each, a “Five‑Year Drilling Rig”), subject to certain exceptions, without offering us the opportunity to purchase such rig.  We also agreed not to acquire, own, operate or contract for any drilling rig that is not a Five‑Year Drilling Rig, subject to certain exceptions, without first offering the contract to Transocean.

Business Strategies

Our primary business objectives are to operate and maintain our fleet to generate stable cash flows and increase our quarterly cash distributions per unit over time.  We intend to accomplish these objectives by executing the following business strategies:

Grow through strategic acquisitions—We intend to pursue strategic opportunities to grow our company and fleet through acquisitions from Transocean or third parties that will enable us to increase our quarterly distributions per unit.  Pursuant to the Omnibus Agreement, Transocean is required, under certain circumstances, to offer us the opportunity to purchase its remaining interests in one or more of the RigCos, as well as certain drilling rigs, including a majority ownership interest in four of the ultra‑deepwater drillships presented above and are supported by long‑term contracts.

Pursue assets with contracts that help maintain stable cash flows—We are focused on generating and maintaining stable cash flows by pursuing drilling rigs operated under long‑term contracts with creditworthy counterparties.  We believe that employing our rigs under long‑term contracts will improve the stability and predictability of our cash flows and should also contribute to our growth strategy by facilitating our access to debt and equity financing.  We also believe that our relationship with Transocean will enhance our ability to compete for contract opportunities.

Conduct safe, efficient and reliable operations—We participate in Transocean’s programs designed to maintain and improve the safety, reliability and efficiency of all our operations, which are vital to our ability to retain and attract our customers.  We believe that our relationship with Transocean and our relatively young and high‑specification fleet will enable us to operate safely, efficiently and cost effectively.  We expect that these factors will enhance our ability to secure additional long‑term contracts and extend existing contracts, enabling us to maintain high asset utilization.

Maintain a modern and reliable fleet—We have one of the most capable and technologically advanced fleets in the industry.  We plan to invest both in growing our modern and reliable fleet and in continually maintaining the quality and operational integrity of our assets.  We believe that investing in high‑quality assets with proven and reliable drilling rig technology is an important component in our strategy to provide our customers with safe and reliable operations and services.

Market

Although our contract drilling services operations are currently concentrated in the U.S. Gulf of Mexico, we can provide our services anywhere in the world.  We operate in a single, global offshore drilling market, as our drilling rigs are mobile assets and are able be moved according to prevailing market conditions.  We may mobilize our drilling rigs between regions for a variety of reasons, including to respond to customer contracting requirements or to capture demand in another locale.

The market for offshore drilling rigs and associated services reflects oil companies’ demand for equipment for drilling exploration, appraisal and development wells and for performing maintenance on existing production wells.  Activity levels of exploration and production (“E&P”) companies and their associated capital expenditures are, largely driven by the worldwide demand for energy, including crude oil and natural gas.  Worldwide demand and supply for hydrocarbons drive oil and natural gas prices, which in turn,  impact E&P companies’ ability to fund investments in exploration, development and production activities.

At present, the industry is experiencing a cyclical downturn.  Sustained weak commodity pricing has resulted in our customers delaying investment decisions and postponing exploration and production programs.  Oil and natural gas prices do not currently support sustained demand for drilling rigs across all asset classes and regions.  As a result of this reduced demand, the industry has seen a sharp decline in the execution of drilling contracts for the global offshore drilling fleet and an unprecedented level of early drilling contract terminations.  Additionally, in this environment, older and less capable assets are more likely to be permanently retired, ultimately reducing the available supply of drilling rigs.  Industry wide, we currently expect very few drilling contracts to be awarded in 2016, exacerbating the current excess rig capacity and resulting in continued downward pressure on dayrates.  We have one rig that is expected to complete its contract in the fourth quarter of 2016.

Despite current market conditions, our long‑term outlook for the offshore drilling sector remains positive, particularly for high‑specification assets.  Prior to the downturn, Brazil, the U.S. Gulf of Mexico, and West Africa emerged as key ultra‑deepwater market sectors, and licensing activity demonstrated an increased interest in deepwater fields as E&P companies looked to explore new prospects.  We expect deepwater oil and gas production will continue to be a part of the long‑term strategy for E&P companies as they strive to meet global demand for hydrocarbons and replacing reserves.  A number of new deepwater and ultra‑deepwater development opportunities have been identified globally.  If commodity prices stabilize and rebound to sustainable levels, we anticipate that many of the projects will receive approval to move forward.  Many of these projects are technically demanding due to factors such as water depth, complex well designs, deeper drilling depth, high pressure and temperature, sub‑salt, harsh environments, or heightened regulatory standards; therefore, they require  sophisticated drilling units.  Generally, ultra‑deepwater rigs are the most modern, technologically advanced class of the offshore fleet and have capabilities that are attractive to exploration and production companies operating in deeper water depths or other challenging environments or with complex well designs.

Financial Information about Geographic Areas

For each of the three years ended December 31, 2015, we earned all of our operating revenues in the U.S.  At December 31, 2015 and 2014, all of our long‑lived assets were located in the U.S.

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

A dayrate drilling contract generally extends over a period of time covering either the drilling of a single well or group of wells or covering a stated term.  Certain of our drilling contracts with customers may be cancelable for the convenience of the customer only upon payment of an early termination payment.  Such payments, however, may not fully compensate us for the loss of the contract.  Contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non‑performance, in the event of extended downtime or impaired performance caused by equipment or operational issues, or periods of extended downtime due to force majeure events.  Many of these events are beyond our control.  The contract term in some instances may be extended by the customer exercising options for the drilling of additional wells or for an additional term.  Our contracts also include a provision that allows the customer to extend the contract to finish drilling a well in progress.  During periods of depressed market conditions, our customers may seek to renegotiate firm drilling contracts to reduce their obligations or may seek to repudiate their contracts.  Suspension of drilling contracts will result in the reduction in or loss of dayrate for the period of the suspension.  If our customers cancel some of our contracts and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated results of operations or cash flows.  See “Item 1A. Risk Factors—Risks related to our business—Our drilling contracts may be terminated due to a number of events.”

Consistent with standard industry practice, our customers generally assume, and indemnify us against, well control and subsurface risks under dayrate drilling contracts.  Under all of our current drilling contracts, our customers, as the operators, indemnify us for pollution damages in connection with reservoir fluids stemming from operations under the contract and we indemnify the operator for pollution from substances in our control that originate from the rig, such as diesel used onboard the rig or other fluids stored onboard the rig and above the water surface.  Also, under all of our current drilling contracts, the operator indemnifies us against damage to the well or reservoir and loss of subsurface oil and gas and the cost of bringing the well under control.  However, our drilling contracts are individually negotiated, and the degree of indemnification we receive from the operator against the liabilities discussed above can vary from contract to contract, based on market conditions and customer requirements existing when the contract was negotiated.  In some instances, we have agreed and may contractually agree upon certain limits to our indemnification rights and can be responsible for damages up to a specified maximum dollar amount, which amount is usually $5 million or less, although the amount can be greater depending on the nature of our liability.  In some instances in which we are indemnified for damages to the well, we have the responsibility to redrill the well at a reduced dayrate.  Notwithstanding a contractual indemnity from a customer, there can be no assurance that our customers will be financially able to indemnify us or will otherwise honor their contractual indemnity obligations.  See “Item 1A. Risk Factors—Risks related to our business—Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.”

The interpretation and enforceability of a contractual indemnity depends upon the specific facts and circumstances involved, as governed by applicable laws, and may ultimately need to be decided by a court or other proceeding which will need to consider the specific contract language, the facts and applicable laws.  In connection with the Macondo well incident, although certain aspects of Transocean’s contractual indemnity were enforced, a court refused to enforce Transocean’s indemnity in respect of certain penalties and punitive damages under the Clean Water Act.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy.  The inability or other failure of our customers to fulfill their indemnification obligations to us could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Courts also restrict indemnification for criminal fines and penalties.

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

Customers

For the year ended December 31, 2015, our customers were Chevron and BP, accounting for approximately 67 percent and 33 percent, respectively, of our combined operating revenues (see “Item 1A. Risk Factors—Risks related to our business—We currently derive all our revenues from two customers, and the loss of either of these customers or a dispute that leads to a loss of a customer could have a material adverse impact on our financial condition, results of operations and cash flows and may reduce cash available for distribution”).  Typical customers for the types of rigs included in our fleet are leading international oil companies or their affiliates, government controlled oil companies and independent oil companies.

Competition

The offshore drilling market is highly competitive with numerous industry participants, none of which has a dominant market share.  Drilling contracts are generally awarded through competitive bidding processes, where our customers and potential customers’ main considerations are price, quality and technical capability of services and equipment.  Industry supply and demand economics play an important role in the contractual terms, including the dayrates, to which we and our customers ultimately agree.  As a result of these economic forces, in general, and the increased number of newbuild units entering the drilling market, specifically, our ability to obtain future drilling contracts, if at all, may be subject to increased competition and impact our dayrates and utilization rates.  See “Item 1A. Risk Factors—Risks related to our business—The offshore drilling industry is highly competitive and cyclical, with intense price competition.”

Employees

We require highly skilled personnel to operate our drilling units.  Consequently, Transocean conducts extensive personnel recruiting, training and safety programs for our crews.  At December 31, 2015, there were approximately 566 employees associated with the operation of the rigs in our current fleet, substantially all of which are Transocean employees that provide services to us under our contracts with Transocean.  None of the employees associated with our operations are members of labor unions and our relationship with our labor force is good, although portions of Transocean’s global workforce are unionized in parts of the world where we could operate in the future.

Legislation has been introduced in the U.S. Congress that could encourage additional unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Additional unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.  See “Item 1A. Risk Factors—Risks related to our business—Any operations outside the U.S. may involve additional risks.”

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

For a discussion of the effects of environmental regulation, see “Item 1A. Risk Factors—Risks related to our business—Compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations” and “—Regulation of greenhouse gases and climate change could have a negative impact on our business.”

Consent Decree and EPA Agreement—On January 3, 2013, Transocean entered into certain agreement with the U.S. Department of Justice (the “DOJ”) to resolve certain outstanding civil and potential criminal charges against Transocean arising from the Macondo well incident, including a civil consent decree (“Consent Decree”), and subsequently entered into an administrative agreement (the “EPA Agreement”) with the U.S. Environmental Protection Agency (the “EPA”).  We are not party to the Consent Decree or the EPA Agreement.  Because we are an affiliate of Transocean, however, our operations in the waters of the U.S. are subject to the safety, environmental, reporting, operational and other requirements of the Consent Decree and the EPA Agreement.  These requirements are in addition to the regulations applicable to all industry participants and may add additional costs and liabilities.

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

Available Information

Our website address is www.transoceanpartners.com.  Information contained on or accessible from our website is not incorporated by reference into this annual report on Form 10‑K and should not be considered a part of this report or any other filing that we make with the U.S. Securities and Exchange Commission (“SEC”).  We make available on this website free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.  You may also find on our website information related to our corporate governance, board committees and company code of business conduct and ethics.  The SEC also maintains a website, www.sec.gov, which contains reports, proxy statements and other information regarding SEC registrants, including us.

We intend to satisfy the requirement under Item 5.05 of Form 8‑K to disclose any amendments to our Code of Integrity and any waiver from any provision of our Code of Integrity by posting such information in the Governance section of our website at www.transoceanpartners.com.

Item 1A.Risk Factors

Risks related to our business

▪

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay the minimum quarterly distribution on our common units and subordinated units.

We may not have sufficient cash from operations to pay the minimum quarterly distribution of $0.3625 per unit, or $1.45 per unit on an annualized basis, to the holders of our common units and subordinated units, which will require us to have available cash of approximately $25 million per quarter, or $100 million per year, based on the number of our common and subordinated units outstanding at December 31, 2015.  The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which may fluctuate from quarter to quarter based on the risks described in this section, including, among other things:

▪	our ability to re‑contract our drilling rigs in their current configuration upon expiration or termination of an existing drilling contract and the dayrates we obtain under such contracts;
▪	the dayrates we obtain under our drilling contracts;
▪	the level of reimbursable revenues and expenses;
▪	the level of our rig operating costs, such as the cost of crews, repairs, maintenance and insurance;
▪	the effect of governmental regulations and maritime self‑regulatory organization standards on the conduct of our business;
▪	rig downtime or less than full utilization, which would result in a reduction of revenues under our drilling contracts;
▪	changes in local income tax rates, tax treaties and tax laws;
▪	the timeliness of payments from customers under drilling contracts;
▪	time spent mobilizing drilling rigs to the customer location;
▪	resolution of tax assessments;
▪	currency exchange rate fluctuations and currency controls; and
▪	prevailing global economic and market conditions.

In addition, the actual amount of cash we have available for distribution depends on other factors, some of which are beyond our control, including:

▪	the level and timing of capital expenditures;
▪

the level of our operating, maintenance and rig and shore‑based general and administrative expenses, including reimbursements to Transocean and its affiliates for services provided to us and additional expenses we incur as a result of being a public company;

▪	fluctuations in our working capital needs;
▪	the cost of acquisitions, if any;
▪	our ability to borrow funds and access capital markets;
▪	restrictions on distributions contained in our credit agreements; and
▪	the amount of cash reserves, including reserves for future maintenance and replacement capital expenditures, working capital and other matters, established by our board of directors.
▪	We may be unable to renew or obtain new and favorable drilling contracts for rigs whose contracts are expiring or are terminated, which could adversely affect our revenues and profitability.

Our ability to renew expiring drilling contracts or obtain new drilling contracts depends on the prevailing market conditions at the time.  If we are unable to obtain new drilling contracts, if new drilling contracts are entered into at dayrates substantially below the existing dayrates or on terms otherwise less favorable compared to existing contract terms or if our customers request modifications of our drilling rigs in connection with new drilling contracts, our revenues and profitability could be adversely affected.

The offshore drilling market in which we compete experiences fluctuations in the demand for drilling services, as measured by the level of exploration and development expenditures.  The existing drilling contracts for our drilling rigs are scheduled to expire from 2016 through 2020.  We cannot guarantee that we will be able to obtain drilling contracts for our rigs upon the completion or termination of their current contracts or that there will not be a gap in employment of the rigs between current contracts and subsequent contracts.  In particular, if oil and natural gas prices are low, as is currently the case, or it is expected that such prices will decrease in the future, at a time when we are seeking to arrange drilling contracts for our rigs, we may be unable to obtain drilling contracts at attractive dayrates or at all.  In addition, our customers may require modifications to our drilling rigs in connection with a new drilling contract and, depending on the market conditions at the time we enter into the contract, we may not be reimbursed for some or all of such modifications.

If the dayrates which we receive for the reemployment of our current drilling rigs are less favorable, we will recognize less revenue from their operations.  Our ability to meet our cash flow obligations depends on our ability to consistently secure drilling contracts for our drilling rigs at sufficiently high dayrates.  We cannot predict the future level of demand for our services or future conditions in the oil and gas industry.  If oil and gas companies do not continue to maintain or increase exploration, development and production expenditures, we may have difficulty securing drilling contracts, or we may be forced to enter into contracts at unattractive dayrates, which would adversely affect our ability to make distributions to our unitholders.

▪

The amount of cash we have available for distribution to holders of our common and subordinated units depends primarily on our cash flow rather than on our profitability, which may prevent us from making distributions, even during periods in which we record net income.

The amount of cash we have available for distribution depends primarily upon our cash flow rather than on profitability, which is affected by non‑cash items.  As a result, we may make cash distributions during periods when we record losses for financial accounting purposes and may not make cash distributions during periods when we record net earnings for financial accounting purposes.

▪	Our ability to grow may be adversely affected by our cash distribution policy.

Our cash distribution policy, which is consistent with our limited liability company agreement, requires us to distribute all of our available cash each quarter.  In determining the amount of available cash each quarter, our board of directors approves the amount of cash reserves to set aside, including reserves for anticipated maintenance and replacement capital expenditures, working capital and other matters.  We may also rely upon external financing sources, including commercial borrowings, to fund our capital expenditures.  To the extent we do not have sufficient cash reserves or are unable to obtain financing, our cash distribution policy may significantly impair our ability to meet our financial needs or to grow.  Accordingly, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations.

▪	In establishing cash reserves, our board of directors may reduce the amount of cash available for distribution to our unitholders.

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

▪

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

We must make substantial capital and operating expenditures to maintain and replace, over the long‑term, the operating capacity of our fleet.  We estimate our average annual maintenance and replacement capital expenditures to be approximately $69 million, which includes projected amounts for replacing current drilling rigs at the end of their useful lives.  Maintenance and replacement capital expenditures include capital expenditures for maintenance, including special classification surveys, and capital expenditures associated with modifying an existing drilling rig, including to upgrade its technology, extending the useful life of existing drilling rigs, acquiring a new drilling rig or otherwise replacing current drilling rigs at the end of their useful lives to the extent these expenditures are incurred to maintain or replace the operating capacity of our fleet.  These expenditures could vary significantly from quarter to quarter, and from year to year, and could increase as a result of changes in the following:

▪	the cost of labor and materials;
▪	customer requirements;
▪	fleet size;
▪	the cost of replacement drilling rigs;
▪	the cost of replacement parts for existing drilling rigs;
▪	the geographic location of the drilling rigs;
▪	length of drilling contracts;
▪	governmental regulations and maritime self‑regulatory organization and technical standards relating to safety, security or the environment;
▪	compliance with the Consent Decree, the EPA Agreement and other governmental agreements; and
▪	industry standards.

Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness.  Our competitors may have greater financial and other resources than we have, which may enable them to make technological improvements to existing equipment or replace equipment that becomes obsolete.  In addition, changes in governmental regulations, safety or other equipment standards, as well as compliance with standards imposed by maritime self‑regulatory organizations, may require us to make additional unforeseen capital expenditures.  As a result, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment.  In the future, market conditions may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives.

▪

If capital expenditures are financed through cash from operations or by issuing debt or equity securities, our ability to make cash distributions may be diminished, our financial leverage could increase or our unitholders could be diluted.

In order to maintain our fleet and execute our growth plan, we may require additional capital in the future.  If we are unable to fund capital expenditures with cash flow from operations, we may be required to either incur additional borrowings or raise capital through the sale of debt or equity securities.  Our ability to access the capital markets for future offerings may be limited by our financial condition at the time, by changes in laws and regulations, or interpretation thereof, and by adverse market conditions resulting from, among other things, general economic conditions, the condition of the offshore drilling industry and contingencies and uncertainties that are beyond our control.  Failure to obtain the funds for future capital expenditures could have a material adverse effect on our business, results of operations and financial condition and on our ability to make cash distributions.  In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant unitholder dilution and would increase the aggregate amount of cash required to pay the minimum quarterly distribution to unitholders, both of which could have a material adverse effect on our ability to make cash distributions.

▪	Our growth and our business depend on the level of activity in oil and gas exploration, development and production in offshore areas.

Our growth and our business depend on the level of activity in oil and gas exploration, development and production in offshore areas.  Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Oil and gas prices are extremely volatile and are affected by numerous factors, including the following:

▪	worldwide demand for oil and gas, including economic activity in the U.S. and other large energy‑consuming markets;
▪	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels, productive spare capacity and pricing;
▪	the level of production in non‑OPEC countries;
▪	the policies of various governments regarding exploration and development of their oil and gas reserves;
▪	international sanctions on oil producing countries or the lifting of such sanctions;
▪	advances in exploration, development and production technology;
▪	the further development of shale technology to exploit oil and gas reserves;
▪	the discovery rate of new oil and gas reserves;
▪	the rate of decline of existing oil and gas reserves;
▪	laws and regulations related to environmental matters, including those addressing alternative energy sources and the risks of global climate change;
▪	the development and exploitation of alternative fuels;
▪	accidents, adverse weather conditions, natural disasters and other similar incidents relating to the oil and gas industry; and
▪

the worldwide security and political environment, including uncertainty or instability resulting from an escalation or outbreak of armed hostilities, civil unrest or other crises in the Middle East or Eastern Europe or other geographic areas or acts of terrorism.

Demand for our services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Any prolonged reduction in oil and natural gas prices could depress the immediate levels of exploration, development and production activity.    Perceptions of longer term lower oil and natural gas prices by oil and gas companies could similarly reduce or defer major expenditures given the long term nature of many large scale development projects.  Lower levels of activity result in a corresponding decline in the demand for our services, which could have a material adverse effect on our revenue and profitability.  Oil and gas prices and market expectations of potential changes in these prices significantly affect this level of activity.  However, increases in near term commodity prices do not necessarily translate into increased drilling activity since customers’ expectations of longer term future commodity prices typically drive demand for our rigs.  The current commodity pricing environment has already had a negative impact on demand for our services, and it could worsen.  Since December 31, 2014, the price of crude oil as reported on the New York Mercantile Exchange has declined by approximately 50 percent.  Consequently, customers have delayed or cancelled many exploration and development programs, resulting in reduced demand for our services.  Also, increased competition for customers’ drilling budgets could come from, among other areas, land based energy markets worldwide.  The availability of quality drilling prospects, exploration success, relative production costs, the stage of reservoir development and political and regulatory environments also affect customers’ drilling campaigns.  Worldwide military, political and economic events have contributed to oil and gas price volatility and are likely to do so in the future.

▪

Our current backlog of contract drilling revenue may not be fully realized, which may have a material adverse impact on our financial position, results of operations or cash flows, and will reduce cash available for distribution.

Our contract backlog represents the firm term of the drilling contract multiplied by the maximum contractual operating rate, which may be higher than the actual dayrate we receive or we may receive other dayrates included in the contract such as waiting‑on‑weather rate, repair rate, standby rate or force majeure rate.  The contractual operating dayrate may also be higher than the actual dayrate we receive because of a number of factors, including rig downtime or suspension of operations.

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

▪	Our drilling contracts may be terminated due to a number of events.

Drilling contracts with customers may be cancelable at the option of the customer upon payment of an early termination payment.  Such payments may not, however, fully compensate us for the loss of the contract.  Drilling contracts also customarily provide for either automatic termination or termination at the option of the customer typically without the payment of any termination fee, under various circumstances such as non‑performance, as a result of significant downtime or impaired performance caused by equipment or operational issues, or sustained periods of downtime due to force majeure events.  Many of these events are beyond our control.  During periods of depressed market conditions, we are subject to an increased risk of our customers seeking to repudiate their contracts, including through claims of non‑performance.  Our customers’ ability to perform their obligations under their drilling contracts, including their ability to fulfill their indemnity obligations to us, may also be negatively impacted by an economic downturn.  Our customers often have significant bargaining leverage over us.  If our customers cancel some of our contracts, and we are unable to secure new contracts on a timely basis and on substantially similar terms, or if contracts are suspended for an extended period of time or if a number of our contracts are renegotiated, it could adversely affect our consolidated statement of financial position, results of operations or cash flows and reduce our cash available for distribution.  See “Item 1. Business—Drilling Contracts.”

▪

We currently derive all our revenues from two customers, and the loss of either of these customers or a dispute that leads to a loss of a customer could have a material adverse impact on our financial condition, results of operations and cash flows and may reduce cash available for distribution.

We currently derive all of our revenues and cash flow from two customers.  For the year ended December 31, 2015, Chevron and BP accounted for 67 percent and 33 percent, respectively, of our total revenues.  All of our drilling contracts have fixed terms, but may be terminated early due to certain events or might nevertheless be lost in the event of unanticipated developments, such as the deterioration in the general business or financial condition of a customer, resulting in its inability to meet its obligations under our contracts.  The loss of any customers, drilling contracts or drilling rigs, or a decline in payments under any of our drilling contracts, could have a material adverse effect on our business, financial condition, results of operations or cash flows and could reduce our cash available for distribution.

In addition, our drilling contracts subject us to counterparty risks.  The ability of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the offshore drilling industry, prevailing prices for oil and natural gas, the overall financial condition of the counterparty, the dayrates received and the level of expenses necessary to maintain drilling activities.  In addition, in depressed market conditions, such as we are currently experiencing, our customers may no longer need a drilling rig that is currently under contract or may be able to obtain a comparable drilling rig at a lower dayrate.  Should a counterparty fail to honor its obligations under an agreement with us, we could sustain losses, which could have a material adverse effect on our business, financial condition, results of operations and cash available for distribution.

▪	The offshore drilling industry is highly competitive and cyclical, with intense price competition.

The offshore contract drilling industry is highly competitive with numerous industry participants, none of which has a dominant market share.  Drilling contracts are generally awarded on a competitive bid basis.  Although rig availability, service quality and technical capability are drivers of customer contract awards, bid pricing and intense price competition are often key determinants for which qualified contractor is awarded a job.

The offshore contract drilling industry has historically been cyclical and is impacted by oil and natural gas price levels and volatility.  There have been periods of high customer demand, limited rig supply and high dayrates, followed by periods of low customer demand, excess rig supply and low dayrates.  Changes in commodity prices can have a dramatic effect on rig demand, and periods of excess rig supply may intensify competition in the industry and result in the idling of older and less technologically advanced equipment.  In addition, certain competitors have greater financial resources than we do, which may enable them to better withstand periods of low utilization and compete more effectively on the basis of price.

During prior periods of high dayrates and rig utilization rates, industry participants have responded to increased customer demand by increasing the supply of rigs through ordering the construction of new units.  In periods of low oil and natural gas price levels, growth in new construction has historically resulted in an oversupply of rigs and has caused a subsequent decline in dayrates and rig utilization rates, sometimes for extended periods of time.  Presently, there are numerous recently constructed high‑specification floaters and other drilling units that are capable of competing with our rigs that have entered the global market, and there are more that are under construction.  The entry into service of these new units has increased and will continue to increase supply.  The increased supply has contributed to and may continue to contribute to a reduction in dayrates as rigs are absorbed into the active fleet and has led to accelerated stacking of the existing fleet.  A significant number of the newbuild units have not been contracted for work, which has intensified and may further intensify price competition.  Any further increase in construction of new units would likely exacerbate the negative impact of increased supply on dayrates and utilization rates.  Lower dayrates and rig utilization rates could adversely affect our revenues, profitability and cash available for distribution.

▪

Any limitation in the availability or operation of any of our three drilling rigs could have a material adverse effect on our business, results of operations and financial condition and could significantly reduce our ability to make distributions to our unitholders.

Our fleet currently consists of two drillships and one semi‑submersible drilling rig.  Our limited number of rigs makes us more susceptible to incremental loss in the event of any downtime with respect to any rig.  If any of our drilling rigs is unable to generate revenues as a result of sustained periods of downtime or the expiration or termination of its drilling contracts, and we are unable to recontract such rig, our financial condition, results of operations or cash flows could be materially adversely affected and our cash available for distribution could be reduced.

▪	Our revenues are currently derived solely from assets that are operating in the U.S. Gulf of Mexico, making us vulnerable to risks associated with operating in that single geographic area.

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

▪

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

▪	The continuing effects of the enhanced regulations enacted following the Macondo well incident, the Consent Decree and the EPA Agreement could materially and adversely affect our operations.

New governmental safety and environmental requirements applicable to both deepwater and shallow water operations have been adopted for drilling in the U.S. Gulf of Mexico following the Macondo well incident in the U.S. Gulf of Mexico in 2010.  In order to obtain drilling permits, operators must submit applications that demonstrate compliance with the enhanced regulations, which require independent third‑party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout, among other requirements.  Operators have previously had, and may in the future have, difficulties obtaining drilling permits in the U.S. Gulf of Mexico.  In addition, the oil and gas industry has adopted new equipment and operating standards, such as the American Petroleum Institute Standard 53 related to the installation and testing of well control equipment.  These new safety and environmental guidelines and standards and any further new guidelines or standards the U.S. government or industry may issue or any other steps the U.S. government or industry may take, could disrupt or delay operations, increase the cost of operations, increase out‑of‑service time or reduce the area of operations for drilling rigs in U.S. and non‑U.S. offshore areas.

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

The continuing effects of the enhanced regulations may also decrease the demand for drilling services, negatively affect dayrates and increase out‑of‑service time, which could ultimately have a material adverse effect on our revenue and profitability.  We are unable to predict the full impact that the continuing effects of the enhanced regulations will have on our operations.

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

▪	Our debt levels may limit our flexibility in obtaining additional financing and paying distributions to unitholders, and we may suffer competitive disadvantages.

We have the ability to incur debt (see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).  Our level of debt and other obligations could have significant adverse consequences for our business and future prospects, including the following:

▪	we may be unable to obtain financing on favorable terms or at all in the future for working capital, capital expenditures, acquisitions, debt service requirements, distributions or other purposes;
▪	we may be unable to use operating cash flow in other areas of our business or to make distributions if we must dedicate a substantial portion of these funds to service the debt;
▪

we could become more vulnerable to general adverse economic and industry conditions, including increases in interest rates, particularly if we have substantial indebtedness that bears interest at variable rates;

▪

we may be unable to meet financial ratios or satisfy certain other conditions included in our credit agreement, which could result in our inability to meet requirements for borrowings under our credit agreement or a default under our credit agreement and trigger cross default provisions in our other debt instruments; and

▪	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our less levered competitors.
▪	We may require a significant amount of cash to service our indebtedness and other obligations. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on, or refinance, our indebtedness and to fund our working capital needs and planned capital expenditures depends on our ability to generate cash in the future.  A significant reduction in our operating cash flows, including as a result of changes in general economic conditions, timing of contracts or payments, expiration or termination of drilling contracts, legislative or regulatory conditions, increased competition or other events beyond our control, could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our financial condition, results of operations, cash flows and ability to service our debt and other obligations.

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

▪	Financing agreements, including Transocean’s financing agreements, containing operating and financial restrictions and other covenants may restrict our business and financing activities.

The operating and financial restrictions and covenants in our financing agreements and those of Transocean and any future financing agreements of Transocean or us could adversely affect our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.  We are required to comply with the terms of Transocean’s agreements regarding indebtedness and have agreed to take no actions that would cause Transocean not to be in compliance with such agreements.  For example, the indentures governing Transocean’s outstanding senior notes may restrict our ability to create or permit liens on our assets.  Transocean may incur liens solely for reasons relating to its business that does not affect or benefit us, and it has no obligation to take into account the impact of the creation of such liens on us.  As such, our ability to incur secured indebtedness depends in part on Transocean’s financial condition, capital needs and plans.  In addition, subject to certain exceptions, the financing agreements may restrict our ability to:

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

Our ability to comply with the restrictions and covenants, including financial ratios and tests, contained in any financing agreements of Transocean or us, is dependent on our or Transocean’s future performance and may be affected by events beyond our control, including actions by Transocean and prevailing economic, financial and industry conditions.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we are unable to comply with the restrictions and covenants in the agreements governing our indebtedness or in current or future debt financing agreements, there could be a default under the terms of those agreements.  If a default occurs under these agreements, lenders could terminate their commitments to lend or accelerate the outstanding loans and declare all amounts borrowed due and payable.  See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

▪	Restrictions in our credit agreements may prevent us from paying distributions.

Our credit agreements contain provisions that, upon the occurrence of certain events, permit lenders to terminate their commitments or accelerate the outstanding loans and declare all amounts due and payable, which may prevent us from paying distributions to our unitholders.  These events may include, among others:

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

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Revolving credit facility.”

▪	We depend on affiliates of Transocean to assist us in operating and expanding our business.

Our ability to enter into new drilling contracts and expand our customer and supplier relationships depends largely on our ability to leverage our relationship with Transocean and its reputation and relationships in the offshore drilling industry.  If Transocean suffers material damage to its reputation, relationships or financial condition, it could adversely affect us and limit the benefits we expect to derive from our present and future relationship with Transocean.  Among other things, such damage may adversely affect Transocean’s ability to provide services to us and to enter into newbuild, acquisition or sale transactions that may benefit us and may harm our business and prospects, including our ability to:

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

Such damage and other adverse effects could arise from events beyond our control, including developments relating to the Macondo well incident.  In addition, pursuant to the master services agreements and the support and secondment agreements, affiliates of Transocean provide us with significant operational, administrative, financial and other support services or personnel.  Our operational success and ability to execute our growth strategy depends significantly upon the satisfactory performance of these services.

See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Related Party Transactions.”

▪	Our shipyard projects and operations are subject to delays and cost overruns.

From time to time, our rigs undergo shipyard projects, which are subject to the risks of delay or cost overruns inherent in any such construction project resulting from numerous factors, including the following:

▪	shipyard availability, failures and difficulties;
▪	shortages of equipment, materials or skilled labor;
▪	unscheduled delays in the delivery of ordered materials and equipment;
▪	design and engineering problems, including those relating to the commissioning of newly designed equipment;
▪	latent damages or deterioration to hull, equipment and machinery in excess of engineering estimates and assumptions;
▪	unanticipated actual or purported change orders;
▪	disputes with shipyards and suppliers;
▪	failure or delay of third‑party vendors or service providers;
▪	availability of suppliers to recertify equipment for enhanced regulations;
▪	strikes, labor disputes and work stoppages;
▪	customer acceptance delays;
▪	adverse weather conditions, including damage caused by such conditions;
▪	terrorist acts, war, piracy and civil unrest;
▪	unanticipated cost increases; and
▪	difficulty in obtaining necessary permits or approvals.

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

▪	Our business involves numerous operating hazards, and our insurance and indemnities from our customers may not be adequate to cover potential losses from our operations.

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

Damage to the environment could also result from our operations, particularly through spillage of hydrocarbons, fuel, lubricants or other chemicals and substances used in drilling operations, or extensive uncontrolled fires.  We may also be subject to property damage, environmental indemnity and other claims by oil and natural gas companies.  Drilling involves certain risks associated with the loss of control of a well, such as blowout, cratering, the cost to regain control of or redrill the well and remediation of associated pollution.  Our customers may be unable or unwilling to indemnify us against such risks.  In addition, a court may decide that certain indemnities in our current or future drilling contracts are not enforceable.  The law generally considers contractual indemnity for criminal fines and penalties to be against public policy, and the enforceability of an indemnity as to other matters may be limited.

Our insurance policies and drilling contracts contain rights to indemnity that may not adequately cover our losses, and we do not have insurance coverage or rights to indemnity for all risks.  We participate in Transocean’s insurance program and have two main types of coverage: (1) hull and machinery coverage for physical damage to our property and equipment and (2) excess liability coverage which generally covers offshore risks, such as personal injury, third‑party property claims and third‑party non‑crew claims, including wreck removal and pollution.  We generally do not carry commercial market insurance coverage for loss of revenues unless we are contractually required or for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs.

If a significant accident or other event occurs that is not fully covered by our insurance or by an enforceable or recoverable indemnity from any agreement, the occurrence could adversely affect our consolidated statement of financial position, results of operations or cash flows.  The amount of our insurance may also be less than the related impact on enterprise value after a loss.  Our insurance coverage will not in all situations provide sufficient funds to protect us from all liabilities that could result from our drilling operations.  Our coverage includes annual aggregate policy limits.  As a result, we generally retain the risk for any losses in excess of these limits.  We generally do not carry insurance for loss of revenue unless contractually required, and certain other claims may also not be reimbursed by insurance carriers.  Any such lack of reimbursement may cause us to incur substantial costs.  In addition, we could decide to retain more risk in the future, resulting in higher risk of losses, which could be material.  Moreover, we may not be able to maintain adequate insurance in the future at rates that we consider reasonable or be able to obtain insurance against certain risks.

▪

Significant part or equipment shortages, supplier capacity constraints, supplier production disruptions, supplier quality and sourcing issues or price increases could increase our operating costs, decrease our revenues and adversely impact our operations.

Our reliance on third‑party suppliers, manufacturers and service providers to secure equipment, parts, components and sub‑systems used in our operations exposes us to volatility in the quality, prices and availability of such items.  Certain parts and equipment that we use in our operations may be available only from a small number of suppliers, manufacturers or service providers, or in some cases must be sourced through a single supplier, manufacturer or service provider.  Recent industry developments have reduced the number of available suppliers.  A disruption in the deliveries from such third‑party suppliers, manufacturers or service providers, capacity constraints, production disruptions, price increases, quality control issues, recalls or other decreased availability of parts and equipment could adversely affect our ability to meet our commitments to customers, adversely impact our operations and revenues or increase our operating costs.

▪	Our operating and maintenance costs do not necessarily fluctuate in proportion to changes in operating revenues.

Our operating and maintenance costs do not necessarily fluctuate in proportion to changes in operating revenues.  Costs for operating a rig are generally fixed or only semi‑variable regardless of the dayrate being earned.  In addition, should our rigs incur unplanned downtime while on contract or idle time between drilling contracts, we typically do not reduce the staff on those rigs because we use the crew to prepare the rig for its next contract.  During times of reduced activity, reductions in costs may not be immediate as portions of the crew may be required to prepare rigs for stacking, after which time the crew members are assigned to active rigs or dismissed.  In general, labor costs increase primarily due to higher salary levels and inflation.  Equipment maintenance expenses fluctuate depending upon the type of activity the unit is performing and the age and condition of the equipment, and these expenses could increase for short or extended periods as a result of regulatory or customer requirements that raise maintenance standards above historical levels.  Contract preparation costs vary based on the scope and length of contract preparation required and the duration of the firm contractual period over which such expenditures are amortized.

▪	Our drilling contracts may not permit us to fully recoup our cost increases in the event of an increase in expenses.

Our drilling contracts have dayrates that are fixed over the contract term.  In order to mitigate the effects of inflation on revenues from these term contracts, our drilling contracts include cost escalation and de‑escalation provisions.  These provisions allow or require us to adjust the dayrates based on certain published indices and our historical costs.  These provisions are designed to adjust commensurately with certain changes to our costs, including wages, insurance and maintenance costs.  However, actual cost increases may result from events or conditions that do not cause correlative changes to the applicable indices.  Furthermore, certain indices may be outdated at the time of adjustment.  In addition, the adjustments are normally performed only periodically.  For these reasons, the timing and amount received as a result of the adjustments may differ from the timing and amount of expenditures associated with actual cost increases or decreases, which could adversely affect our cash flow and ability to make cash distributions.  In addition, certain of our future drilling contracts may not include such provisions, which would further expose our results of operations to the effects of inflation on our expenses.

▪	Failure to recruit and retain key personnel could hurt our operations.

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

▪	Our labor costs and the operating restrictions under which we operate could increase as a result of collective bargaining negotiations and changes in labor laws and regulations.

Legislation has been introduced in the U.S. Congress that could encourage unionization efforts in the U.S., as well as increase the chances that such efforts succeed.  Unionization efforts, if successful, new collective bargaining agreements or work stoppages could materially increase our labor costs and operating restrictions.

▪	Any operations outside the U.S. may involve additional risks.

Although all of our operations are currently in the U.S. Gulf of Mexico, our drilling units are capable of operating in various regions throughout the world, which may expose us to additional political and other uncertainties, including risks of:

▪	terrorist acts, war, piracy and civil unrest;
▪	seizure, expropriation or nationalization of our equipment;
▪	expropriation or nationalization of our customers’ property;
▪	repudiation or nationalization of contracts;
▪	imposition of trade or immigration barriers;
▪	import‑export quotas;
▪	wage and price controls;
▪	changes in law and regulatory requirements, including changes in interpretation and enforcement;
▪	involvement in judicial proceedings in unfavorable jurisdictions;
▪	damage to our equipment or violence directed at our employees, including kidnappings;
▪	complications associated with supplying, repairing and replacing equipment in remote locations;
▪	the inability to move income or capital; and
▪	currency exchange fluctuations.

Non‑U.S. contract drilling operations are subject to various laws and regulations in certain countries in which we may operate, including laws and regulations relating to the import and export, equipment and operation of drilling units, currency conversions and repatriation, oil and gas exploration and development, and taxation of offshore earnings and earnings of expatriate personnel.  Any non‑U.S. operations also will be subject to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and other U.S. laws and regulations governing our international operations.  In addition, various state and municipal governments, universities and other investors, including, with respect to state governments, by state retirement systems, have proposed or adopted divestment and other initiatives regarding investments in companies that do business with countries that have been designated as state sponsors of terrorism by the U.S. State Department.  Failure to comply with applicable laws and regulations, including those relating to sanctions and export restrictions, may subject us to criminal sanctions or civil remedies, including fines, denial of export privileges, injunctions or seizures of assets.  Investors could view any potential violations of OFAC regulations negatively, which could adversely affect our reputation and the market for our common units.

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

The shipment of goods, services and technology across international borders subjects us to extensive trade laws and regulations.  Our import and export activities are governed by unique customs laws and regulations in each of the countries where we operate.  Moreover, many countries, including the U.S., control the import and export of certain goods, services and technology and impose related import and export recordkeeping and reporting obligations.  Governments also may impose economic sanctions against certain countries, persons and other entities that may restrict or prohibit transactions involving such countries, persons and entities, and we are also subject to the U.S. anti‑boycott law.

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

Our ability to operate worldwide depends on our ability to obtain the necessary visas and work permits for our personnel to travel in and out of, and to work in, the jurisdictions in which we may in the future operate.  Governmental actions in some of the jurisdictions in which we may in the future operate may make it difficult for us to move our personnel in and out of these jurisdictions by delaying or withholding the approval of these permits.  If we are not able to obtain visas and work permits in the future for the employees we will need to operate our rigs on a timely basis, we might not be able to perform our obligations under future drilling contracts, which could allow our customers to cancel such contracts.  If our customers cancel future drilling contracts, and we are unable to secure replacement drilling contracts on a timely basis and on substantially similar terms, it may adversely affect our financial condition, results of operations or cash flows.

▪	If any of our drilling rigs fails to maintain its class certification or fails any required survey, that drilling rig would be unable to operate, thereby reducing our revenues and profitability.

Every offshore drilling rig is a registered marine vessel and must be “classed” by a classification society.  The classification society certifies that the drilling rig is “in‑class,” signifying that such drilling rig has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the drilling rig’s country of registry and the international conventions of which that country is a member.  In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake such surveys on application or by official order, acting on behalf of the authorities concerned.  If any drilling rig does not maintain its class or fails any annual survey or special survey, the drilling rig will be unable to carry on operations and will be unemployable and uninsurable, which could cause us to be in violation of certain covenants in our credit facility.  Any such inability to carry on operations or be employed could have a material adverse impact on our financial condition, results of operations or our ability to make distributions to our unitholders.

▪	We have a significant carrying amount of long‑lived assets, which is subject to impairment testing, and we could be required to recognize losses on impairment of our long‑lived assets.

At December 31, 2015, the carrying amount of our property and equipment was $1.9 billion, representing 85 percent of our total assets.  In accordance with our critical accounting policies, we review our property and equipment for impairment when events or changes in circumstances indicate that the aggregate carrying amount of our assets held and used may not be recoverable.  During the year ended December 31, 2015, we observed a rapid and significant decline in the market value of our publicly traded common units, the market value of Transocean’s stock and prices of oil and natural gas and actual and projected declines in dayrates and utilization.  We consider these indicators that the aggregate carrying amount of the drilling units in our asset group is unrecoverable.  Future expectations of lower dayrates or rig utilization rates or changes in market conditions could lead us to believe that the aggregate carrying amount of the drilling units in our asset group is unrecoverable.  If we determine that either of these situations has occurred, we could be required to recognize losses on impairment of our long‑lived asset group, which could adversely affect our consolidated statement of financial position and results of operations.

▪

Increases in interest rates could adversely impact the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

Interest rates on future borrowings under credit facilities and other debt could be higher than current levels, causing our financing costs to increase accordingly.  As with other yield‑oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank yield‑oriented securities for investment decision‑making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity or incur debt for acquisitions or other purposes and our ability to make cash distributions at our intended levels.

▪	Compliance with or breach of environmental laws can be costly, expose us to liability and could limit our operations.

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

Offshore drilling in certain areas has been curtailed and, in certain cases, prohibited because of concerns over protection of the environment.  To the extent new laws are enacted or other governmental actions are taken that prohibit or restrict offshore drilling or impose additional environmental protection requirements that result in increased costs to the oil and gas industry, in general, or the offshore drilling industry, in particular, our business or prospects could be materially adversely affected.  The operation of our drilling rigs requires certain governmental approvals.  These governmental approvals may involve public hearings and costly undertakings on our part.  We may not obtain such approvals or such approvals may not be obtained in a timely manner.  If we fail to timely secure the necessary approvals or permits, our customers may have the right to terminate or seek to renegotiate their drilling contracts to our detriment.  The amendment or modification of existing laws and regulations or the adoption of new laws and regulations curtailing or further regulating exploratory or development drilling and production of oil and gas could have a material adverse effect on our business, consolidated statement of financial position or results of operations.  Compliance with any such new legislation or regulations could have an adverse effect on our statements of operations and cash flows.

As an operator of mobile offshore drilling units in some offshore areas, we may be liable for damages and costs incurred in connection with oil spills or waste disposals related to those operations, and we may also be subject to significant fines in connection with spills.  For example, an oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages, as well as third‑party damages, to the extent that the contractual indemnification provisions in our drilling contracts are not enforceable or are otherwise insufficient, or if our customers are unwilling or unable to contractually indemnify us from these risks.  Additionally, we may not be able to obtain such indemnities in our future drilling contracts, and our customers may not have the financial capability to fulfill their contractual obligations to us.  Also, these indemnities may be held to be unenforceable in certain jurisdictions, as a result of public policy considerations or for other reasons.  Laws and regulations protecting the environment have become more stringent in recent years, and may in some cases impose strict liability, rendering a person liable for environmental damage without regard to negligence.  These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  The application of these requirements or the adoption of new requirements or measures could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  In addition, the Consent Decree and the EPA Agreement add to these regulations, requirements and liabilities.

▪	Worldwide financial and economic conditions could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

A slowdown in economic activity could further reduce worldwide demand for energy and extend or worsen the current period of lower oil and natural gas prices.  A further decline in oil and natural gas pries or an extension of the current lower oil and natural gas prices, could reduce demand for our drilling services and have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.  Worldwide financial and economic conditions could also cause our ability to access the capital markets to be severely restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  Worldwide economic conditions could in the future impact the lender under our credit agreement and our customers, causing them to fail to meet their obligations to us.

▪

Failure to comply with anti‑bribery statutes, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, could result in fines, criminal penalties, drilling contract terminations and an adverse effect on our business.

The U.S. Foreign Corrupt Practices Act (“FCPA”), the United Kingdom (“U.K.”) Bribery Act 2010 (“Bribery Act”) and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.  We may operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices.  If we are found to be liable for violations under the FCPA, the Bribery Act or other similar laws, either due to our acts or omissions or due to the acts or omissions of others, we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business, financial condition and results of operations.

Civil penalties under the anti‑bribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to us or twice the gross pecuniary loss to others, if larger.  Civil penalties under the accounting provisions of the FCPA can range up to $500,000 per violation and a company that knowingly commits a violation can be fined up to $25 million per violation.  In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts.  Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly the appointment of a monitor to review future business and practices with the goal of ensuring compliance with the FCPA.

▪	Regulation of greenhouse gases and climate change could have a negative impact on our business.

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

In the U.S., the Environmental Protection Agency has undertaken efforts to regulate GHG emissions and has finalized motor vehicle GHG emissions standards, the effect of which could reduce demand for motor fuels refined from crude oil, and has also issued a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs commencing when the motor vehicle standards took effect on January 2, 2011.  To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs.

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

▪	We may be subject to litigation that, if not resolved in our favor and not sufficiently insured against, could have a material adverse effect on us.

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

▪	Our information technology systems are subject to cybersecurity risks and threats.

We depend on digital technologies to conduct our offshore and onshore operations, to collect payments from customers and to pay vendors and employees.  Threats to our information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow.  In addition, breaches to our systems could go unnoticed for some period of time.  Risks associated with these threats include disruptions of certain systems on our rigs; other impairments of our ability to conduct our operations; loss of intellectual property, proprietary information or customer data; disruption of our customers’ operations; loss or damage to our customer data delivery systems; and increased costs to prevent, respond to or mitigate cybersecurity events.  If such a cyber‑incident were to occur, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

▪

Under the master services agreements and certain other agreements, we are required to indemnify Transocean for any damages it may incur, and, except to the extent caused by Transocean’s gross negligence, willful misconduct or fraud, Transocean is not required to indemnify us for any damages we may incur, in connection with its performance of services for us.

Pursuant to the master services agreements and certain other agreements, Transocean and its affiliates provide certain administrative, technical and management services to us and the RigCos.  In connection therewith, we are required to indemnify Transocean for any damages it may incur.  Transocean, however, is not required to indemnify us for any damages we may incur in connection with its performance of these services except to the extent caused by Transocean’s gross negligence, willful misconduct or fraud and except for damages arising from services rendered by Transocean in connection with certain drilling contracts with indemnity provisions that do not conform to Transocean’s contracting principles, for which Transocean does not indemnify us, regardless of cause.  In addition, Transocean’s aggregate liability for such gross negligence or willful misconduct is limited to 10 times the annual services fees it receives under the applicable agreement.  Our business could be harmed if Transocean and its affiliates fail to perform these services satisfactorily, if they cancel their agreements with us or if they stop providing these services to us.    See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Related Party Transactions.”

▪	Acts of terrorism, piracy and political and social unrest could affect the markets for drilling services, which may have a material adverse effect on our results of operations.

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

Our drilling contracts do not generally provide indemnification against loss of capital assets or loss revenues resulting from acts of terrorism, piracy or political or social unrest.  We have limited insurance for our assets providing coverage for physical damage losses resulting from risks, such as terrorist acts, piracy, vandalism, sabotage, civil unrest, expropriation and acts of war and we do not carry insurance for loss of revenues resulting from such risks.

▪	Public health threats could have a material adverse effect on our operations and our financial results.

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

Risks inherent in an investment in us

▪	Transocean and its affiliates may compete with us, and we are limited in our ability to compete with Transocean.

Pursuant to the Omnibus Agreement that we and Transocean entered into in connection with the formation transactions, Transocean and its controlled affiliates, other than us, our subsidiaries and any publicly held affiliates of Transocean, agreed not to acquire, own, operate or contract for certain drilling rigs operating under drilling contracts of five or more years, subject to certain exceptions, without offering us the opportunity to purchase such rig.  In addition, we agreed not to acquire, own, operate or contract for certain drilling rigs operating under drilling contracts of less than five years, subject to certain exceptions, without first offering the contract to Transocean.  Relatively few drilling contracts have a term of five years or greater, particularly in the case of contracts that are not associated with newbuild units.  As a result, we believe that Transocean effectively has a right of first refusal on most drilling contract opportunities.  Additionally, the Omnibus Agreement contains significant exceptions that may allow Transocean, any new publicly traded entity that Transocean may form or any of its controlled affiliates to compete with us, which could harm our business.  Furthermore, we granted to Transocean a right of first offer on any proposed sale of any of our drilling rigs.  Transocean has not granted us any such reciprocal right.  As a result of these provisions, we are unable to pursue many new business opportunities without Transocean’s consent.  See “Part II. Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Related Party Transactions.”

▪

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

▪	any decision we make to engage in business activities independent of, or in competition with, the RigCos.
▪	Unitholders have limited voting rights.

Unlike the holders of common stock in a corporation, holders of common units have only limited voting rights on matters affecting our business.  We hold annual meetings of the members to elect one or more members of our board of directors and to vote on any other matters that are properly brought before the meeting.  Common unitholders are entitled to elect only four of the seven members of our board of directors.  The Transocean Member in its sole discretion appoints the remaining three directors and sets the terms for which those directors will serve.  Initially, all four of our elected directors were elected at our annual meeting and serve one‑year terms.  However, upon the election by the Transocean Member to classify our board of directors, the elected directors will be elected on a staggered basis and will serve for three‑year terms.  Our limited liability company agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.  Unitholders have no right to elect the Transocean Member, and the Transocean Member may not be removed except by a vote of the holders of at least 66 2/3 percent of the outstanding common and subordinated units, including any units owned by the Transocean Member and its affiliates, voting together as a single class.  Any removal of the Transocean Member is subject to the approval of a successor Transocean Member by a majority of the units.

▪

The Transocean Member and its other affiliates own a controlling interest in us and have conflicts of interest and limited duties to us and our common unitholders, and the Transocean Member and its other affiliates may favor their own interests to the detriment of us and our other common unitholders.

As of December 31, 2015, Transocean owned the Transocean Member interest and a 70.9 percent limited liability company interest in us.  Transocean also owns and controls the Transocean Member.  Certain of our directors are officers or directors of Transocean and its affiliates and, as such, they have fiduciary duties to Transocean that may cause them to pursue business strategies that disproportionately benefit Transocean or which otherwise are not in the best interests of us or our unitholders.  Conflicts of interest may arise between Transocean and its affiliates on the one hand, and us and our unitholders on the other hand.  As a result of these conflicts, Transocean and its affiliates may favor their own interests over the interests of our unitholders.  See “—Our limited liability company agreement limits the duties that the Transocean Member and our directors and officers may have to our unitholders and restricts the remedies available to unitholders for actions taken by the Transocean Member or our directors and officers.”

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
▪

the Transocean Member is not obligated to obtain a fairness opinion, nor are the unitholders entitled to dissenter’s rights of appraisal, regarding the value of the common units to be repurchased by it upon the exercise of its limited call right.

Although a majority of our directors are elected by common unitholders, the Transocean Member likely has substantial influence on decisions made by our board of directors due to its ability to appoint certain of our directors and its significant ownership of our common units.  Transocean owns 21.3 million of our common units, which represented 51.5 percent of our common units as of December 31, 2015.  Common unitholders that own 50 percent or more of our common units have the ability to request that cumulative voting be in effect for the election of elected directors.  Therefore, for so long as Transocean owns 50 percent or more of our common units, it has the ability to request that cumulative voting be in effect for the election of elected directors, which would generally enable Transocean to elect one or more of the elected directors even after it owns less than 50 percent of our common units.

▪

Our limited liability company agreement limits the duties that the Transocean Member and our directors and officers may have to our unitholders and restricts the remedies available to unitholders for actions taken by the Transocean Member or our directors and officers.

Our limited liability company agreement provides that our board of directors has the authority to oversee and direct our operations, management and policies on an exclusive basis.  The Marshall Islands Limited Liability Company Act of 1996 (the “Marshall Islands Act”) states that a member or manager’s “duties and liabilities may be expanded or restricted by provisions in a limited liability company agreement.”  As permitted by the Marshall Islands Act, our limited liability company agreement contains provisions that restrict the standards to which the Transocean Member and our directors and our officers may otherwise be held by Marshall Islands law.  For example, our limited liability company agreement:

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

▪

generally provides that affiliated transactions and resolutions of conflicts of interest not approved by the conflicts committee of our board of directors and not involving a vote of unitholders must be on terms no less favorable to us than those generally being provided to or available from unrelated third parties or be “fair and reasonable” to us and that, in determining whether a transaction or resolution is “fair and reasonable,” our board of directors may consider the totality of the relationships between the parties involved, including other transactions that may be particularly advantageous or beneficial to us; and

▪

provides that neither the Transocean Member nor our officers or our directors are liable for monetary damages to us, our members or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that the Transocean Member, our directors or officers or those other persons engaged in actual fraud or willful misconduct.

▪

Fees and cost reimbursements, which certain affiliates of Transocean determine for services provided to us and our subsidiaries, are substantial, are payable regardless of our profitability and reduce the cash available for distribution to our unitholders.

Pursuant to the master services agreements and the support and secondment agreements we entered into with certain Transocean affiliates, we pay fees for services provided to us and our subsidiaries by certain affiliates of Transocean, and reimburse these entities for all expenses they incur on our behalf.  These fees and expenses include all costs and expenses incurred in providing certain management, advisory, technical and administrative services to our subsidiaries.  In addition, we are required to pay Transocean a services fee for providing services to us, other than third‑party costs and expenses.  There is no cap on the amount of fees and cost reimbursements that we and our subsidiaries may be required to pay such affiliates of Transocean pursuant to these agreements.  The fees and expenses payable pursuant to these agreements are payable without regard to our financial condition or results of operations.  The payment of fees to and the reimbursement of expenses of affiliates of Transocean could adversely affect our ability to pay cash distributions to our unitholders.

▪

Our limited liability company agreement contains provisions that may have the effect of discouraging a person or group from attempting to remove our current management or the Transocean Member or acquiring the company, and even if public unitholders are dissatisfied, they are unable to remove the Transocean Member without Transocean’s consent, unless Transocean’s ownership interest in us is decreased.  The effect of such provisions could diminish the trading price of our common units.

Our limited liability company agreement contains provisions that may have the effect of discouraging a person or group from attempting to remove our current management or the Transocean Member.

▪

The unitholders are unable initially to remove the Transocean Member without its consent because the Transocean Member and its affiliates own sufficient units to be able to prevent its removal.  The vote of the holders of at least 66 2⁄3 percent of all outstanding common and subordinated units voting together as a single class is required to remove the Transocean Member.  As of December 31, 2015, Transocean owned 70.9 percent of our outstanding common and subordinated units.

▪

If the Transocean Member is removed without “cause” during the subordination period, which lasts until June 30, 2019, and units held by the Transocean Member and Transocean are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units, any existing arrearages on the common units will be extinguished, and the Transocean Member will have the right to convert its incentive distribution rights into common units or to receive cash in exchange for those interests based on the fair market value of those interests at the time.  A removal of the Transocean Member under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.  Any conversion of the Transocean Member interest or incentive distribution rights would be dilutive to existing unitholders.  Furthermore, any cash payment in lieu of such conversion could be prohibitively expensive.  “Cause” is narrowly defined to mean that, with respect to a director or officer, a court of competent jurisdiction has entered a final, non‑appealable judgment finding such director or officer liable for intentional fraud or willful misconduct, and, with respect to the Transocean Member, the Transocean Member is in breach of the limited liability company agreement or a court of competent jurisdiction has entered a final, non‑appealable judgment finding the Transocean Member liable for intentional fraud or willful misconduct against us or our members, in their capacity as such.  Cause does not include most cases of charges of poor business decisions, such as charges of poor management of our business by the directors appointed by the Transocean Member, so the removal of the Transocean Member because of the unitholders’ dissatisfaction with the Transocean Member’s decisions in this regard would most likely result in the termination of the subordination period.

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
▪

Although the Marshall Islands Act does not contain specific provisions regarding “business combinations” between limited companies organized under the laws of the Republic of the Marshall Islands and “interested unitholders,” our limited liability company agreement includes provisions that impose additional restrictions on our engaging in a business combination with an interested unitholder for a period of three years after the date of the transaction in which the person became an interested unitholder, subject to certain exceptions.  Transocean and certain of its transferees are exempt from these additional restrictions.

The effect of these provisions may be to diminish the price at which the common units trade.

▪	The control of the Transocean Member may be transferred to a third party without unitholder consent.

The Transocean Member may transfer its Transocean Member interest to a third party without the consent of the unitholders.  In addition, our limited liability company agreement does not restrict the ability of the members of the Transocean Member from transferring their respective limited liability company interests in the Transocean Member to a third party.

▪	The incentive distribution rights of the Transocean Member may be transferred to a third party without unitholder consent.

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

▪	Substantial future sales of our common units in the public market could cause the price of our common units to fall.

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

▪	We may issue additional equity securities, including securities senior to the common units, without unitholder approval, which would dilute existing unitholder ownership interests.

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

▪	the relative voting strength of each previously outstanding unit may be diminished; and
▪	the market price of the common units may decline.
▪	Upon the expiration of the subordination period, the subordinated units will convert into common units and will then participate pro rata with other common units in distributions of available cash.

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

▪	The Transocean Member has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time the Transocean Member and its affiliates own more than 80 percent of the common units, the Transocean Member will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than the then‑current market price of our common units.  The Transocean Member is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon the exercise of this limited call right.  As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment.  You may also incur a tax liability upon a sale of your units.  As of December 31, 2015, Transocean, which owns and controls the Transocean Member, also owned 51.5 percent of our common units.    At the end of the subordination period, assuming no additional issuances of common units, no additional repurchases of our publicly traded common units and the conversion of our subordinated units into common units, Transocean will own 70.9 percent of our common units.

▪	We can borrow money to pay distributions, which would reduce the amount of credit available to operate our business.

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

▪	Unitholders may have liability to repay distributions.

Under some circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them.  Under the Marshall Islands Act, we generally may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets.  The Marshall Islands Act provides that for a period of three years from the date of the impermissible distribution, members who received the distribution and who knew at the time of the distribution that it violated the Marshall Islands Act are liable to the limited liability company for the distribution amount.  Assignees who become substituted members are liable for the obligations of the assignor to make contributions to the company that are known to the assignee at the time it became a member and for unknown obligations if the liabilities could be determined from the limited liability company agreement.  Liabilities to members on account of their limited liability company interest and liabilities that are non‑recourse to the company are not counted for purposes of determining whether a distribution is permitted.

▪	We incur increased costs as a result of being a publicly traded company.

As a publicly traded company, we are subject to the public reporting requirements of the Exchange Act and we incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes‑Oxley Act of 2002, as well as rules implemented by the SEC and the New York Stock Exchange (“NYSE”) require publicly traded entities to adopt various corporate governance practices that further increase our costs.

▪

We are a “controlled company” under the NYSE rules, and as such we are entitled to exemption from certain NYSE corporate governance standards, and you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Transocean currently controls a majority of the voting power of our outstanding common units.  As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards.  Under the NYSE rules, a company of which more than 50 percent of the voting power for the election of directors is held by another company or group is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that the nominating committee be composed entirely of independent directors and have a written charter addressing the committee’s purpose and responsibilities, (3) the requirement that the compensation committee be composed entirely of independent directors and have a written charter addressing the committee’s purpose and responsibilities and (4) the requirement of an annual performance evaluation of the nominating and compensation committees.  Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

▪	We have been organized as a limited liability company under the laws of the Republic of the Marshall Islands, which does not have a well‑developed body of limited liability company law.

Our limited liability company affairs are governed by our limited liability company agreement and by the Marshall Islands Act.  The provisions of the Marshall Islands Act resemble provisions of the limited liability company laws of a number of states in the U.S., most notably Delaware.  The Marshall Islands Act also provides that it is to be applied and construed to make it uniform with the laws of the State of Delaware and, so long as it does not conflict with the Marshall Islands Act or decisions of the Marshall Islands courts, the non‑statutory law, or case law, of the State of Delaware is adopted as the law of the Marshall Islands.  There have been, however, few, if any, court cases in the Marshall Islands interpreting the Marshall Islands Act, in contrast to Delaware, which has a fairly well‑developed body of case law interpreting its limited liability company statute.  Accordingly, we cannot predict whether Marshall Islands courts would reach the same conclusions as the courts in Delaware.  For example, the rights of our unitholders and the duties of the Transocean Member and our directors and officers under Marshall Islands law are not as clearly established as under judicial precedent in existence in Delaware.  As a result, unitholders may have more difficulty in protecting their interests in the face of actions by the Transocean Member and our officers and directors than would unitholders of a similarly organized limited liability company in the U.S.

▪	Because we are organized under the laws of the Marshall Islands, it may be difficult to serve us with legal process or enforce judgments against us, our directors or our management.

We are organized under the laws of the Marshall Islands.  In addition, the Transocean Member is a Cayman Islands exempted company, and a majority of our directors and some of our officers are non‑residents of the U.S., and all or a substantial portion of the assets of these non‑residents are located outside the U.S.  As a result, it may be difficult or impossible for unitholders to bring an action against us or against these individuals in the U.S. if unitholders believe that their rights have been infringed under securities laws or otherwise.  Even if unitholders are successful in bringing an action of this kind, the laws of the Marshall Islands and of other jurisdictions may prevent or restrict unitholders from enforcing a judgment against our assets or the assets of the Transocean Member or our directors or officers.

▪

Pursuant to the JOBS Act, our independent registered public accounting firm may not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002 for so long as we are an emerging growth company and we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

We are required to disclose material changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually.  However, for as long as we are an emerging growth company, as defined under the JOBS Act, our independent registered public accounting firm may not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes‑Oxley Act of 2002.  We could be an emerging growth company for up to five years after the date of our initial public offering.  Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded limited liability company.  We prepare our consolidated financial statements in accordance with U.S. GAAP, but our internal controls over financial reporting may not meet all standards applicable to companies with publicly traded securities.  Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404 of the Sarbanes‑Oxley Act of 2002.  For example, Section 404 requires us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting.  Except for the requirement for an auditor’s attestation report, we were required to comply with Section 404 beginning with the year ended December 31, 2015.  Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We may take advantage of these reporting exemptions until we no longer qualify as an emerging growth company.  We cannot predict if investors will find our units less attractive because we rely on these exemptions.  If some investors find our units less attractive as a result, there may be a less active trading market for our units and our trading price may be more volatile.

Risks related to our taxes

▪

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

For example, the U.S. Internal Revenue Service (“IRS”) has in prior periods challenged the transfer pricing used by Transocean for certain charters of drilling rigs—including our rigs—between its subsidiaries.  Transocean has settled all challenges of this item for all years through its 2009 tax year with no material adjustments and it is currently contesting the proposed adjustments for its 2010 and 2011 tax years.  However, if the IRS were to prevail in its challenge on this issue for Transocean’s 2010 and 2011 tax years, Transocean’s U.S. federal income tax liability could materially increase.

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

▪

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

For example, we and certain of our subsidiaries are resident for tax purposes in the U.K.  Changes to the income tax treaty in force between the U.S. and the U.K. could result in a higher effective tax rate on our worldwide earnings or require us to incur additional costs, reducing the cash available for distribution.

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

In addition, in the U.S., a number of legislative and budget proposals have been introduced that would substantially reform the U.S. international tax system.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings, reducing the cash available for distribution and such changes could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

Similarly, the Organization for Economic Co‑operation and Development (the “OECD”) issued an action plan in July 2013 that called for member states to take action to prevent “base erosion and profit shifting” in situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates.  A number of specific tax reform changes were proposed and publicly debated.  In October 2015, the OECD issued its final package of measures.  Some of these proposals may impact transfer pricing, requirements to qualify for tax treaty benefits, and the definition of permanent establishments depending on each jurisdiction’s adoption and interpretation of such proposals.  Any material change in tax laws or policies, or their interpretation, resulting from such legislative proposals or inquiries could result in a higher effective tax rate on our worldwide earnings, reducing the cash available for distribution, and such changes could have a material adverse effect on our consolidated statement of financial position, results of operations or cash flows.

▪	U.S. tax authorities could treat us as a passive foreign investment company, which would have adverse U.S. federal income tax consequences to U.S. unitholders.

If we were treated as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, U.S. unitholders would be subject to adverse U.S. federal income tax consequences with respect to certain distributions on our common units and the gain, if any, realized on the sale, exchange or other disposition of our common units.  We would be treated as a PFIC for any taxable year in which either (i) at least 75 percent of our gross income consists of passive income (generally, dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties) or (ii) the average percentage, based on quarterly measurements, of the value of our assets that produce, or are held for the production of, “passive income” is at least 50 percent.  For purposes of these tests, we are deemed to own our proportionate share of the assets and to receive directly our proportionate share of the income of any other corporation in which we own, directly or indirectly, at least 25 percent of the value of the stock.  In addition, income derived from the performance of services does not constitute passive income.  If we are treated as a PFIC for any taxable year during a U.S. unitholder’s holding period in our common units, then such U.S. unitholder could be subject to adverse U.S. federal income tax consequences for that year and all subsequent taxable years in which the U.S. unitholder holds common units, even if we cease to be a PFIC.

We believe that we have not been and will not be a PFIC with respect to any taxable year.  We have received an opinion of our U.S. counsel in support of this position that concludes that the income our subsidiaries earn from our present drilling contracts should not constitute passive income for purposes of determining whether we are a PFIC.  In addition, we have represented to our U.S. counsel that we expect that more than 25 percent of our gross income for any taxable year will arise from such drilling contracts or other income our U.S. counsel has opined does not constitute passive income, and more than 50 percent of the average value of our assets for each such year will be held for the production of such non‑passive income.  Assuming the composition of our income and assets is consistent with these expectations, and assuming the accuracy of other representations we have made to our U.S. counsel for purposes of their opinion, our U.S. counsel is of the opinion that we should not be a PFIC for any taxable year.

While we have received an opinion of our U.S. counsel in support of our position, our counsel has advised us that the conclusions in this area are not free from doubt and the IRS or a court could disagree with this opinion and our position.  In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to each taxable year, we cannot assure you that the nature of our operations will not change in the future and that we will not become a PFIC in any taxable year.  See “Part II. Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Unitholder Matters—U.S. federal income tax considerations for U.S. holders—Passive foreign investment company status and significant tax consequences.”

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Other than our drilling rigs, we do not own any material property.  Our principal executive offices are located at 40 George Street, W1U 7DW, London, England, United Kingdom, and our phone number is +44 20 3675 8410.

Item 3.Legal Proceedings

As of December 31, 2015, we were not involved in any lawsuits or other matters that could have a material adverse effect on our consolidated statements of financial position, results of operations or cash flows.

Item 4.Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

We have included the following information, presented as of February 16, 2016, on our executive officers for purposes of U.S. securities laws in Part I of this report in reliance on General Instruction G(3) to Form 10‑K.

We currently do not employ our executive officer and rely solely on Transocean to provide us with personnel who perform executive officer services for our benefit pursuant to the support agreements and who are responsible for our day‑to‑day management subject to the direction of our board of directors.  Transocean also provides certain advisory and operational management services to our fleet and provides management, administrative, financial and other support services to us pursuant to the master services agreements and the support or secondment agreements.

The board of directors appoints the officers of the Company, generally on an annual basis.  There is no family relationship between any of our executive officers.

		Age as of
		February 16,
Officer	Office	2016
Kathleen S. McAllister	President and Chief Executive Officer	51
Garry Taylor	Chief Financial Officer	50

Kathleen S. McAllister has served as our President and Chief Executive Officer since June 2014 and was appointed as a director in July 2014.  Since February 9, 2016, she has served as both President and Chief Executive Officer and Chief Financial Officer.  From June 2014 to July 2014, Ms. McAllister also served as our Interim Chief Financial Officer.  From December 2011 to June 2014, Ms. McAllister served as Vice President and Treasurer of Transocean, and from March 2011 to December 2011, she served as Assistant Treasurer of Transocean.  Ms. McAllister joined Transocean in August 2005 and served as Director of Tax Reporting until January 2008.  She subsequently served as Finance Director for the Americas Business Unit and the North America Division from January 2008 to March 2011.  Before joining Transocean, she served in various tax, treasury and finance roles at Helix Energy Solutions Group, Veritas DGC Inc. and Baker Hughes Inc. and began her career at Deloitte & Touche.  Ms. McAllister earned a Bachelor of Science degree in Accounting from the University of Houston in 1989.

Until February 9, 2016, Garry Taylor served as our Chief Financial Officer beginning in July 2014.  He has served as Assistant Controller and Global Finance Director for Transocean since January 2016 and previously as Global Finance Director for Transocean beginning in November 2012.  He served as Finance Director for Transocean’s Europe and Africa business unit from March 2011 to October 2012 and as Assistant Controller, Global Field Accounting from July 2009 to February 2011.  Mr. Taylor joined Transocean in December 1998 as Finance and Administration Manager and has served in various finance and accounting positions of increasing responsibility throughout Transocean’s global organization.  Before joining Transocean, Mr. Taylor served in various finance roles for companies based in Aberdeen, Scotland.  Mr. Taylor is a fellow of the Association of Chartered Certified Accountants.  Mr. Taylor earned a Master of Arts degree in Accounting & Economics from the University of Aberdeen in 1987.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Markets for Units of Our Common Equity

Our common units trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “RIGP.”  The following table presents the intraday high and low per unit sales prices of our common units as reported on the NYSE and per unit cash distributions declared to unitholders in each quarter starting July 31, 2014, the date on which our common units started trading on the NYSE:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First quarter	$17.09	$11.55	$0.3625	$—	$—	$—
Second quarter	16.16	11.70	0.3625	—	—	—
Third quarter	14.02	9.00	0.3625	29.43	21.90	—
Fourth quarter	12.29	8.50	0.3625	27.24	13.18	0.2246

On February 16, 2016, the last reported sales price of our units on the NYSE was $8.00 per unit.  On such date, there were two holders of record of our common units and 41,076,208 common units outstanding.

Unitholder Matters

Unitholder distributions

On February 9, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on February 25, 2016 to unitholders of record as of February 22, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

On February 9, May 4, July 30 and October 29, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27, August 25 and November 23, 2015, we made an aggregate cash distribution of $100 million to our unitholders of record as of February 20, May 15, August 12 and November 9, 2015, including an aggregate cash distribution of $71 million to the Transocean Member.

On November 4, 2014, our board of directors approved a distribution of $0.2246 per unit to our unitholders based on the minimum quarterly distribution for the proportional period from the date of the closing of the initial public offering through September 30, 2014.  On November 24, 2014, we made an aggregate cash payment of $15 million to our unitholders of record as of November 17, 2014, including an aggregate cash payment of $11 million to the Transocean Member.

U.S. federal income tax considerations for U.S. holders

Overview—We are treated as a corporation for U.S. federal income tax purposes.  Consequently, among other things, U.S. Holders, as defined below, are not directly subject to U.S. federal income tax on our income, but rather are subject to U.S. federal income tax on certain distributions received from us and dispositions of units as described below.

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

Unitholder distributions—Subject to the discussion under “—U.S. federal income tax considerations for U.S. holders—Passive foreign investment company status and significant tax consequences” below, the gross amount of any distributions to a U.S. Holder made by us with respect to our common units will constitute dividends to the extent of our current‑year or accumulated earnings and profits, as determined under U.S. federal income tax principles.  Distributions in excess of our current‑year and accumulated earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder’s tax basis in its common units and will reduce such basis, but not below zero.  A distribution in excess of our current‑year and accumulated earnings and profits and the U.S. Holder’s tax basis in our common units will be treated as capital gain.  U.S. Holders that are corporations generally will not be entitled to claim a dividends received deduction with respect to distributions they receive from us because we are not a U.S. corporation.  Dividends received with respect to our common units generally will be treated as “passive category income” for purposes of computing allowable foreign tax credits for U.S. federal income tax purposes.

Generally, dividends paid with respect to our common units to a U.S. Holder that is an individual, trust or estate (“Non‑Corporate U.S. Holder”) will be treated as “qualified dividend income,” which is taxable to such Non‑Corporate U.S. Holder at preferential capital gain tax rates provided that: (i) the common units are readily tradable on an established securities market in the U.S., such as The New York Stock Exchange, or we are eligible for the benefits of a comprehensive income tax treaty with the U.S. that the U.S. Internal Revenue Service (“IRS”) has determined is satisfactory and which includes an exchange of information program; (ii) we are not a passive foreign investment company (“PFIC”) for the taxable year during which the dividend is paid or the immediately preceding taxable year, which we do not believe we are, have been or will be, as discussed below under “—U.S. federal income tax considerations for U.S. holders—Passive foreign investment company status and significant tax consequences”; (iii) the Non‑Corporate U.S.  Holder has owned the common units on which such dividends are paid for more than 60 days during the 121‑day period beginning 60 days before the date on which the common units become ex‑dividend, and has not entered into certain risk limiting transactions with respect to such common units; and (iv) the Non‑Corporate U.S. Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.  The preferential tax rate on dividends will not apply to dividends received to the extent that the Non‑Corporate U.S. Holder elects to treat such dividends as “investment income,” which may be offset by investment expense.

Special rules may apply to any dividends paid to a Non‑Corporate U.S. Holder if such dividends are (i) treated as qualified dividend income eligible for the preferential tax rates described above and (ii) “extraordinary dividends.”  In general, an extraordinary dividend is any dividend with respect to a common unit if the amount of such dividend is equal to or in excess of 10 percent of a Non‑Corporate U.S. Holder’s adjusted tax basis, or fair market value upon such holder’s election, in such common unit.  In addition, extraordinary dividends include dividends that (i) have ex‑dividend dates during the same period of 365 consecutive days and (ii) in the aggregate, equal or exceed 20 percent of a Non‑Corporate U.S. Holder’s adjusted tax basis, or fair market value upon such holder’s election.  If we pay an extraordinary dividend on our common units that is treated as qualified dividend income, then any loss recognized by a Non‑Corporate U.S. Holder from the sale or exchange of such common units will be treated as long‑term capital loss to the extent of the amount of such dividend.

Ratio of dividend income to distributions—We compute our earnings and profits for each taxable year in accordance with U.S. federal income tax principles. We estimate that less than 20 percent of the total cash distributions received by a holder of our common units that holds such common units through December 31, 2016 will constitute dividend income, which is subject to U.S. taxation in the manner described under “—U.S. federal income tax considerations for U.S. holders—Unitholder distributions” above.  The remaining portion of these distributions, determined on a cumulative basis, will be treated first as a nontaxable return of capital to the extent of the purchaser’s tax basis in its common units and thereafter as capital gain.  These estimates are based upon the assumption that we will pay the minimum quarterly distribution of $0.3625 per unit on our common units during the referenced period and on other assumptions with respect to our earnings, capital expenditures and cash flow for this period.  These estimates and assumptions are subject to, among other things, numerous business, economic, regulatory, competitive and political uncertainties that are beyond our control.  Further, these estimates are based on current U.S. federal income tax law and tax reporting positions that we will adopt and with which the IRS could disagree.  Accordingly, we cannot assure you that these estimates will prove to be correct.  The actual percentage of total cash distributions that will constitute dividend income could be higher or lower, and any differences could be material or could materially affect the value of the common units.

Sale, exchange or other disposition of common units—Subject to the discussion under “—U.S. federal income tax considerations for U.S. holders—Passive foreign investment company status and significant tax consequences” below, a U.S. Holder generally will recognize capital gain or loss upon a sale, exchange or other disposition of our units in an amount equal to the difference between the amount realized by the U.S. Holder from such sale, exchange or other disposition and the U.S. Holder’s adjusted tax basis in such units.  The U.S. Holder’s initial tax basis in its units generally will be the U.S. Holder’s purchase price for the units, and that tax basis will be reduced, but not below zero, by the amount of any distributions on the units that are treated as non‑taxable returns of capital (see “—U.S. federal income tax considerations for U.S. holders—Unitholder distributions”).  Such gain or loss will be treated as long‑term capital gain or loss if the U.S. Holder’s holding period is greater than one year at the time of the sale, exchange or other disposition.  Non‑Corporate U.S. Holders may be eligible for preferential rates of U.S. federal income tax in respect of long‑term capital gains.  A U.S. Holder’s ability to deduct capital losses is subject to limitations.  Such capital gain or loss generally will be treated as U.S. source income or loss, as applicable, for U.S. foreign tax credit purposes.

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

Based on our current and projected methods of operation, and an opinion of our U.S. counsel, Baker Botts L.L.P., we do not believe that we are or will be a PFIC with respect to any taxable year.  We have received the opinion of our U.S. counsel in support of this position that concludes that the income our subsidiaries earn from our present drilling contracts should not constitute passive income for purposes of determining whether we are a PFIC.  In addition, we have represented to our U.S. counsel that we expect that more than 25 percent of our gross income for any taxable year and each future year will arise from such drilling contracts or other income our U.S. counsel has opined does not constitute passive income, and more than 50 percent of the average value of our assets for each such year will be held for the production of such non‑passive income.  Assuming the composition of our income and assets is consistent with these expectations, and assuming the accuracy of other representations we have made to our U.S. counsel for purposes of their opinion, our U.S. counsel is of the opinion that we should not be a PFIC for any taxable year.

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

As discussed more fully below, if we were to be treated as a PFIC for any taxable year, a U.S. Holder would be subject to different taxation rules depending on whether or not the U.S. Holder makes (i) an election to treat us as a qualified electing fund (“QEF election”) or (ii) a “mark‑to‑market” election with respect to our common units, as discussed below.  If we are a PFIC, a U.S. Holder will be subject to the PFIC rules described herein with respect to any of our subsidiaries that are PFICs.  However, the mark‑to‑market election discussed below will likely not be available with respect to shares of such PFIC subsidiaries.  In addition, if a U.S. Holder owns our common units during any taxable year that we are a PFIC, such holder must file an annual report with the IRS.

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

Taxation of U.S. holders making a “mark‑to‑market” election—If we were to be treated as a PFIC for any taxable year and, as we anticipate, our units were treated as “marketable stock,” then, as an alternative to making a QEF election, a U.S. Holder would be allowed to make a “mark‑to‑market” election with respect to our common units, provided the U.S. Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury Regulations.  If that election is made, the U.S. Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the U.S. Holder’s common units at the end of the taxable year over the holder’s adjusted tax basis in the common units.  The U.S. Holder also would be permitted an ordinary loss in respect of the excess, if any, of the U.S. Holder’s adjusted tax basis in the common units over the fair market value of the common units at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the mark‑to‑market election.  A U.S. Holder’s tax basis in its common units would be adjusted to reflect any such income or loss recognized.  Gain recognized on the sale, exchange or other disposition of our common units would be treated as ordinary income, and any loss recognized on the sale, exchange or other disposition of the common units would be treated as ordinary loss to the extent that such loss does not exceed the net mark‑to‑market gains previously included in income by the U.S. Holder.  Because the mark‑to‑market election only applies to marketable stock, however, it would not apply to a U.S. Holder’s indirect interest in any of our subsidiaries that were determined to be PFICs.

Taxation of U.S. holders not making a timely qualifying electing fund election or mark‑to‑market election—If we were to be treated as a PFIC for any taxable year, a U.S. Holder that does not make either a QEF election or a mark‑to‑market election for that year or (a “Non‑Electing Holder”), would be subject to adverse tax rules with respect to (1) any excess distribution, generally, the portion of any distributions received by the Non‑Electing Holder on our common units in a taxable year in excess of 125 percent of the average annual distributions received by the Non‑Electing Holder in the three preceding taxable years or, if shorter, the Non‑Electing Holder’s holding period for the common units, and (2) any gain realized on the sale, exchange or other disposition of the units.  Under these special rules:

▪	the excess distribution or gain would be allocated ratably over the Non‑Electing Holder’s aggregate holding period for the common units;
▪

the amount allocated to the current taxable year and any taxable year prior to the taxable year we were first treated as a PFIC with respect to the Non‑Electing Holder would be taxed as ordinary income in the current year; and

▪

the amount allocated to each of the other taxable years would be subject to U.S. federal income tax at the highest rate of tax on ordinary income in effect for the applicable class of taxpayers for that year, and an interest charge for the deemed tax deferral benefit would be imposed with respect to the resulting tax liability as if that tax liability had been due for each such other taxable year.

Unless a Non‑Electing Holder makes a QEF election or a mark‑to‑market election with respect to the common units, a Non‑Electing Holder that holds common units during a period in which we are a PFIC will be subject to the rules described above for that period and all subsequent taxable years in which the Non‑Electing Holder holds common units, even if we cease to be a PFIC.  Classification as a PFIC may have other adverse tax consequences, including in the case of individual U.S. Holders, the denial of a step‑up in the basis of the common units at death.

The PFIC rules are complex.  U.S. Holders are urged to consult their tax advisors regarding the application of the PFIC rules to their investment in the common units and the advisability of choosing to make a QEF election or a mark‑to‑market election in the event we were to be treated as a PFIC.

U.S. federal income tax considerations for non‑U.S. holders

Overview—The following is a discussion of the material U.S. federal income tax consequences that will apply to a beneficial owner of our common units, other than a partnership or an entity or arrangement treated as a partnership for U.S. federal income tax purposes, that is not a U.S. Holder (a “Non‑U.S. Holder”).

Unitholder distributions—Distributions we pay to a Non‑U.S. Holder with respect to the common units will not be subject to U.S. federal income tax or withholding tax unless the distributions are effectively connected with the Non‑U.S. Holder’s conduct of a U.S. trade or business, and, if an income tax treaty applies, such distributions are attributable to a U.S. permanent establishment maintained by the Non‑U.S. Holder.  Except to the extent otherwise provided under an applicable income tax treaty, a Non‑U.S. Holder generally will be taxed in the same manner as a U.S. Holder on distributions that are effectively connected with the Non‑U.S. Holder’s conduct of a U.S. trade or business.  Effectively connected distributions received by a corporate Non‑U.S. Holder may also be subject to an additional U.S. branch profits tax at a 30 percent rate, or, if applicable, a lower treaty rate.

Sale, exchange or other disposition of common units—In general, a Non‑U.S. Holder is not subject to U.S. federal income tax or withholding tax on any gain resulting from the sale, exchange or other disposition of our common units unless (i) the gain from the disposition of units is effectively connected with the Non‑U.S. Holder’s conduct of such U.S. trade or business, and, if an income tax treaty applies, such gain is attributable to a U.S. permanent establishment maintained by the Non‑U.S. Holder or (ii) the Non U.S. Holder is an individual present in the U.S. for 183 days or more during the taxable year in which the gain is recognized and certain other conditions are met.  Except to the extent otherwise provided under an applicable income tax treaty, a Non‑U.S. Holder generally will be taxed in the same manner as a U.S. Holder on gains recognized that are effectively connected with the Non‑U.S. Holder’s conduct of a U.S. trade or business.  Effectively connected gains recognized by a corporate Non‑U.S. Holder may also be subject to an additional U.S. branch profits tax at a 30 percent rate, or, if applicable, a lower treaty rate.

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

Information reporting regarding foreign financial assets

Individual U.S. Holders that hold certain “foreign financial assets,” which generally includes stock and other securities issued by a foreign person unless held in an account maintained by a financial institution, that exceed certain thresholds are required to report to the IRS information relating to such assets.  Under certain circumstances, an entity may be treated as an individual for purposes of these rules.  Significant penalties may apply for failure to satisfy these reporting obligations.  Individual U.S. Holders are urged to consult their tax advisors regarding the effect of these reporting obligations, if any, on their investment in our units.

Backup withholding and information reporting

In general, payments to a non‑corporate U.S. Holder of distributions or the proceeds of a disposition of common units will be subject to information reporting.  These payments to a non‑corporate U.S. Holder also may be subject to backup withholding if the non‑corporate U.S. Holder:

▪	fails to provide an accurate taxpayer identification number;
▪	is notified by the IRS that it has failed to report all interest or corporate distributions required to be reported on its U.S. federal income tax returns; or
▪	in certain circumstances, fails to comply with applicable certification requirements.

Non‑U.S. Holders may be required to establish their exemption from information reporting and backup withholding by certifying their status on IRS Form W‑8BEN, W‑ECI or W‑8IMY, as applicable.

Backup withholding is not an additional tax.  Rather, a unitholder generally may obtain a credit for any amount withheld against its liability for U.S. federal income tax, and obtain a refund of any amounts withheld in excess of such liability, by timely filing a U.S. federal income tax return with the IRS.

Marshall Islands tax consequences

The following is a discussion of the current laws of the Republic of the Marshall Islands applicable to persons who are not citizens of and do not reside in, maintain offices in or engage in business in the Republic of the Marshall Islands.  Because we and our subsidiaries do not and do not expect to conduct business or operations in the Republic of the Marshall Islands, under current Marshall Islands law, you will not be subject to Marshall Islands taxation or withholding on distributions, including upon distribution treated as a return of capital, we make to you as a unitholder.  In addition, you will not be subject to Marshall Islands stamp, capital gains or other taxes on the purchase, ownership or disposition of common units, and you will not be required by the Republic of the Marshall Islands to file a tax return relating to your ownership of common units.

United Kingdom tax consequences

The following is a discussion of the material United Kingdom (“U.K.”) tax consequences that may be relevant to prospective unitholders who are persons not resident for tax purposes in the U.K., and who are persons who have not been resident for tax purposes in the U.K. (“non‑U.K. Holders”).

Prospective unitholders who are, or have been, resident in the U.K. are urged to consult their own tax advisors regarding the potential U.K. tax consequences to them of an investment in our common units.  For this purpose, a company incorporated outside of the U.K. will be treated as resident in the U.K. in the event its central management and control is carried out in the U.K.

The discussion that follows is based upon existing U.K. legislation and current H.M. Revenue & Customs practice as of the date of this annual report on Form 10‑K, both of which may change, possibly with retroactive effect.  Changes in these authorities may cause the tax consequences to vary substantially from the consequences of unit ownership described below.

We are not required to withhold U.K. tax when paying distributions to unitholders.  Under U.K. taxation legislation, non‑U.K. Holders will not be subject to tax in the U.K. on income or profits, including chargeable, or capital, gains, in respect of the acquisition, holding, disposition or redemption of the common units, provided that:

▪	such holders do not use or hold and are not deemed or considered to use or hold their common units in the course of carrying on a trade, profession or vocation in the U.K.; and
▪	such holders do not have a branch or agency or permanent establishment in the U.K. to which such common units are used, held or acquired.

A non‑U.K. Holder that carries on a business in the U.K. through a partnership is subject to U.K. tax on income derived from the business carried on by the partnership in the U.K.  Nonetheless, because we are organized as a limited liability company, and not a partnership, we expect that non‑U.K. Holders will not be considered to be carrying on business in the U.K. for the purposes of U.K. taxation solely by reason of the acquisition, holding, disposition or redemption of their common units.

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Units	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Units that May Yet Be Purchased
	of Units	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Unit	Plans or Programs	(in millions)
October 2015	—	$—	—	$—
November 2015	—	—	—	—
December 2015	91,500	9.20	91,500	39.16
Total	91,500	$9.20	91,500	$39.16

Unit repurchase program

On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  The common units repurchased under this program will be cancelled.  In the year ended December 31, 2015, we repurchased 91,500 of our publicly held common units under the unit repurchase program for an aggregate purchase price of $1 million and such common units were cancelled.

Item 6.Selected Financial Data

The selected financial data as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 have been derived from the audited consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected financial data as of December 31, 2013 and 2012 and for the year ended December 31, 2012 was derived from our accounting records.  The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

For periods prior to August 5, 2014, the combined financial information of the Transocean Partners LLC predecessor was derived from Transocean’s accounting records.  The combined financial information reflects the combined results of operations, financial position and cash flows of the Transocean Partners LLC predecessor business as if such operations and assets had been combined for all periods presented.  For the periods following August 5, 2014, the consolidated financial statements reflect our consolidated results of operations, financial position and cash flows.  See “Item 8. Financial Statements and Supplementary Information—Notes to Consolidated Financial Statements—Note 2—Significant Accounting Policies—Presentation.”

As a company with less than $1 billion in revenues during our last fiscal year, we qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012.  As an emerging growth company, we may, for up to five years after the date of our initial public offering, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies.  Among other exemptions, these include the presentation of only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the registration statement of an initial public offering of common equity securities and the reporting of incremental years in the succeeding years for purposes of providing selected financial data.

	Years ended December 31,
	2015	2014	2013	2012
	(In millions, except per unit data)

Statement of operations data
Operating revenues	$580	$567	$526	$569
Operating income (loss)	(114)	233	208	276
Net income (loss)	(127)	215	189	255
Net income (loss) attributable to controlling interest	(71)	36	n/a	n/a

Per unit earnings (loss) - basic and diluted
Common units	$(1.02)	$0.52	n/a	n/a
Subordinated units	$(1.02)	$0.52	n/a	n/a

Balance sheet data (at end of period)
Cash and cash equivalents	$159	$86	$—	$—
Total assets	2,231	2,632	2,468	2,557
Debt due within one year	—	43	—	—
Total equity	2,145	2,451	2,344	2,388

Other financial data
Cash provided by operating activities	$312	$190	$239	$340
Cash used in investing activities	(4)	(3)	(4)	(15)
Cash used in financing activities	(235)	(101)	(235)	(325)
Capital expenditures	16	3	4	15
Distributions to common unitholders	60	9	n/a	n/a
Distributions to subordinated unitholders	40	6	n/a	n/a

Per share distributions to common unitholders	$1.4500	$0.2246	n/a	n/a
Per share distributions to subordinated unitholders	$1.4500	$0.2246	n/a	n/a

“n/a” means not applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the information contained in “Part I. Item 1. Business,” “Part I. Item 1A. Risk Factors” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data” in this annual report.

Business

Overview—Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”) is a growth‑oriented limited liability company formed by Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean”) to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The drilling units in our fleet include the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the United States (“U.S.”) Gulf of Mexico.  We generate revenues through contract drilling services, which involves contracting our mobile offshore drilling fleet, related equipment and seconded work crews on a dayrate basis to drill oil and gas wells.

We own a 51 percent interest in each of the entities that owns and operates the drilling units in our fleet (each individually, a “RigCo”, and collectively, the “RigCos”).  Transocean Partners Holdings Limited (the “Transocean Member”), an indirect wholly owned subsidiary of Transocean Ltd., owns the remaining 49 percent noncontrolling interest in each of the RigCos.  We control each RigCo through our ownership of the majority of its shares or limited liability company interests.  We are entitled to only 51 percent of the RigCos’ distributions, if any.  Our interest in the RigCos represents our only cash‑generating asset.  We depend on Transocean affiliates to operate our drilling units, manage our customer relationships, renew existing and obtain new drilling contracts and to perform other administrative support activities.  We anticipate growing by acquiring additional drilling rigs and operations indirectly through additional rig‑owning and rig‑operating entities and by acquiring additional equity interests in the RigCos.

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

Our formation—On July 29, 2014, we entered into a contribution agreement with Transocean that gave effect to certain formation transactions, including Transocean’s transfer of a 51 percent ownership interest in each of the RigCos.  On July 31, 2014, our common units representing limited liability company interests began trading on the New York Stock Exchange under the ticker symbol “RIGP.”  On August 5, 2014, we completed the formation transactions and our initial public offering of 20.1 million common units, which represented a 29.2 percent limited liability company interest.  The Transocean Member holds the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest at the time of the initial public offering, and all of the incentive distribution rights (see “—Significant Events—Unit repurchase program”).  As a result of the offering, the Transocean Member received net cash proceeds of $417 million, after deducting approximately $26 million for underwriting discounts and commissions and other offering costs.

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

Significant Events

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  As of February 16, 2016, under the unit repurchase program, we repurchased 306,967 of our publicly held common units at an average market price of $8.18 per unit for an aggregate purchase price of $3 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Goodwill impairment—During the year ended December 31, 2015, we identified indicators that the implied fair value of our goodwill could have fallen below its carrying amount.  As a result, we performed interim goodwill impairment tests as of March 31, 2015 and September 30, 2015 and determined that the remaining goodwill associated with our contract drilling services reporting unit was fully impaired.  In the year ended December 31, 2015, as a result of our impairment testing, we recognized an aggregate loss of $356 million, which had no tax effect, associated with the full impairment of the carrying amount of our goodwill.  See “—Operating Results.”

Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay the borrowings outstanding under the working capital note payable.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Cash distributions to unitholders—On February 9, 2016, our board of directors approved a distribution of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on February 25, 2016 to unitholders of record as of February 22, 2016, including an aggregate cash payment of $18 million to the Transocean Member.  On February 9, May 4, July 30, and October 29, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27, August 25, and November 23, 2015, we made an aggregate cash distribution of $100 million to our unitholders of record as of February 20, May 15, August 12, and November 9, 2015, including an aggregate cash distribution of $71 million to the Transocean Member.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Cash distributions to holder of noncontrolling interests—Subsequent to December 31, 2015, we paid an aggregate cash distribution of $54 million to Transocean as holder of noncontrolling interests.  In the year ended December 31, 2015, we paid an aggregate cash distribution $101 million to Transocean as holder of noncontrolling interests.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Outlook

Drilling market—Although our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets, we expect the near to medium term to be especially challenging.  The sustained weak commodity pricing, coupled with our customers’ focus on reducing costs, spending within their cash flow and maintaining capital allocation policies is resulting in the delay of many exploration and development programs.  Oil and natural gas prices do not currently support sustained demand for drilling rigs across all asset classes and regions.  As a result of this reduced demand, we have seen a sharp decline in the execution of drilling contracts for the global offshore drilling fleet and an increase in the early termination of drilling contracts.  We currently expect very few drilling contracts to be awarded  in 2016, exacerbating the excess rig capacity and resulting in downward pressure on dayrates.

Fleet status—We present the availability of our rigs in terms of the uncommitted fleet rate.  The uncommitted fleet rate is defined as the number of uncommitted days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  An uncommitted day is defined as a calendar day during which a rig is idle or stacked, is not contracted to a customer and is not committed to a shipyard.

As of February 11, 2016, uncommitted fleet rates for each of the five years in the period ending December 31, 2020 were as follows:

	2016	2017	2018	2019	2020
Uncommitted fleet rate
Discoverer Inspiration	—%	—%	—%	—%	78%
Discoverer Clear Leader	—%	—%	10%	100%	100%
Development Driller III	17%	100%	100%	100%	100%

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

	February 11,	October 26,	February 17,
	2016	2015	2015
Contract backlog	(In millions)
Discoverer Inspiration	$859	$923	$1,074
Discoverer Clear Leader	577	640	792
Development Driller III	121	166	277
Total fleet contract backlog	$1,557	$1,729	$2,143

Our contract backlog includes only firm commitments, which are represented by signed drilling contracts.  The contractual operating dayrate may be higher than the actual dayrate we ultimately receive or an alternative contractual dayrate, such as a waiting‑on‑weather rate, repair rate, standby rate or force majeure rate, may apply under certain circumstances.  The contractual operating dayrate may also be higher than the actual dayrate we ultimately receive because of a number of factors, including rig downtime or suspension of operations.  In certain contracts, the dayrate may be reduced to zero if, for example, repairs extend beyond a stated period of time.  The actual dayrate we receive may be higher than the contractual rate under certain circumstances, such as when cost escalation provisions are applied.

Average contractual dayrate relative to our contract backlog is defined as the maximum contractual operating dayrate to be earned per operating day in the measurement period.  An operating day is defined as a day for which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.

At February 11, 2016, the contract backlog for our fleet was as follows:

		For the Years ended December 31,
	Total	2016	2017	2018	2019	Thereafter
Contract backlog	(In millions)
Discoverer Inspiration	$859	$190	$213	$214	$196	$46
Discoverer Clear Leader	577	189	211	177	—	—
Development Driller III	121	121	—	—	—	—
Total fleet contract backlog	$1,557	$500	$424	$391	$196	$46

At February 11, 2016, our current contract terms, dayrates and customers were as follows:

		Contract term, dayrate and customer
	Location	Start date	Completion date	Dayrate	Customer
Discoverer Clear Leader	U.S. Gulf of Mexico	November 2014	October 2018	$581,000	Chevron
Discoverer Inspiration	U.S. Gulf of Mexico	March 2015	March 2020	$585,000	Chevron
Development Driller III	U.S. Gulf of Mexico	November 2009	November 2016	$422,000	BP

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Years ended December 31,
	2015	2014	2013
Average daily revenue
Discoverer Inspiration	$478,100	$525,700	$500,700
Discoverer Clear Leader	$577,400	$522,300	$450,500
Development Driller III	$472,200	$460,600	$416,100
Total fleet average daily revenue	$509,800	$502,500	$455,800

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

	Years ended December 31,
	2015	2014	2013
Revenue efficiency
Discoverer Inspiration	83%	97%	93%
Discoverer Clear Leader	99%	89%	77%
Development Driller III	101%	98%	90%
Total fleet revenue efficiency	94%	95%	86%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting‑on‑weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.

Revenue efficiency decreased in the year ended December 31, 2015 relative to the year ended December 31, 2014, primarily due to unpaid downtime for Discoverer Inspiration related to subsea and pipe-handling equipment.  Correspondingly, revenue efficiency increased in the year ended December 31, 2015, relative to the year ended December 31, 2013, due to unplanned downtime in 2013 associated primarily with repairs to blowout preventers and other subsea equipment.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Years ended December 31,
	2015	2014	2013
Rig utilization
Discoverer Inspiration	95%	100%	100%
Discoverer Clear Leader	100%	95%	100%
Development Driller III	100%	100%	100%
Total fleet average utilization	98%	98%	100%

Our rig utilization rate declines as a result of unplanned out‑of‑service shipyard periods.  The rig utilization rate may also decline as a result of idle rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.

Operating Results

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended
	December 31,
	2015	2014	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	1,077	1,077	—	n/m
Average daily revenue	$509,800	$502,500	$7,300	1%
Revenue efficiency	94%	95%
Rig utilization	98%	98%

Contract drilling revenues	$564	$557	$7	1%
Other revenues	16	10	6	60%
	580	567	13	2%
Operating and maintenance expense	(245)	(248)	3	(1)%
Depreciation expense	(68)	(66)	(2)	3%
General and administrative expense	(24)	(20)	(4)	20%
Loss on impairment	(356)	-	(356)	n/m
Loss on disposal of assets	(1)	-	(1)	n/m
Operating income	(114)	233	(347)	n/m
Interest income	2	3	(1)	(33)%
Interest expense	(1)	(1)	—	—%
Income (loss) before income tax expense	(113)	235	(348)	n/m
Income tax expense	(14)	(20)	6	(30)%
Net income (loss)	$(127)	$215	$(342)	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following: (a) approximately $35 million of increased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from an increase in contractual dayrate and (b) approximately $24 million of increased revenues for Discoverer Clear Leader and Development Driller III resulting from improved revenue efficiency.  These increases were partially offset by the following: (a) approximately $29 million of decreased revenues for Discoverer Inspiration resulting from reduced revenue efficiency and (b) approximately $17 million of decreased revenues for all three rigs resulting from the recognition of pre‑operating revenues.

Costs and expenses—Operating and maintenance costs and expenses decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following: (a) approximately $7 million of decreased operating and maintenance costs for all three rigs primarily resulting from reduced personnel costs and (b) approximately $6 million of decreased maintenance costs for Development Driller III.   These decreases were partially offset by approximately $12 million of increased maintenance costs for Discoverer Inspiration resulting from pipe‑handling equipment and subsea equipment inspections with no comparable costs in the prior year.

General and administrative costs and expenses increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to increased costs and expenses related to our operation as a separate publicly traded limited liability company for a full year.

Loss on impairment—In the year ended December 31, 2015, as a result of interim impairment tests, we recognized a loss on the full impairment of the carrying amount of our goodwill.

Income tax expense—For the years ended December 31, 2015 and 2014, our  annual effective tax rates were 6.2 percent and 8.5 percent, respectively, based on income (loss) before income taxes after excluding the loss on impairment.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the years ended December 31, 2015 and 2014, the effect of the discrete period tax items was a net tax benefit of $1 million and net tax expense of less than $1 million, respectively.  For the years ended December 31, 2015 and 2014, our effective tax rates were (12.4) percent and 8.5 percent, respectively, based on income (loss) before income taxes, including these discrete tax items.

Year ended December 31, 2014 compared to the year ended December 31, 2013

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Years ended
	December 31,
	2014	2013	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	1,077	1,095	(18)	(2)%
Average daily revenue	$502,500	$455,800	$46,700	10%
Revenue efficiency	95%	86%
Rig utilization	98%	100%

Contract drilling revenues	$557	$517	$40	8%
Other revenues	10	9	1	11%
	567	526	41	8%
Operating and maintenance expense	(248)	(242)	(6)	(2)%
Depreciation expense	(66)	(66)	-	—%
General and administrative expense	(20)	(10)	(10)	(100)%
Operating income	233	208	25	12%
Interest income	3	4	(1)	(25)%
Interest expense	(1)	-	(1)	-%
Income before income tax expense	235	212	23	11%
Income tax expense	(20)	(23)	3	13%
Net income	$215	$189	$26	14%

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the following: (a) approximately $41 million of increased revenues for Discoverer Clear Leader and Development Driller III resulting from higher revenue efficiency due to reduced downtime associated with blowout preventers and other subsea equipment and (b) approximately $8 million of increased revenues for all three rigs resulting from cost escalation provisions.  Partially offsetting these increases was approximately $9 million of decreased revenues for Discoverer Clear Leader resulting from an out‑of‑service period associated with its five‑year special periodic survey.

Costs and expenses—Operating and maintenance costs and expenses increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the following: (a) approximately $6 million of increased costs due to blowout preventer recertification, (b) approximately $5 million of increased costs for all three rigs resulting from patent royalties paid as a percentage of revenues, and (c) approximately $5 million of increased costs for Development Driller III resulting from riser joint overhaul and certification.  Partially offsetting these increases was the following: (a) approximately $6 million of decreased personnel costs and (b) approximately $4 million of decreased overhead allocations.

General and administrative expense increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to increased costs and expenses related to establishing a separate publicly traded limited liability company.

Income tax expense—For the years ended December 31, 2014 and 2013, our annual effective tax rates were 8.5 percent and 10.7 percent, respectively, based on income before income taxes.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the years ended December 31, 2014 and 2013, the effect of the discrete period tax items was a net tax expense of less than $1 million.  For the years ended December 31, 2014 and 2013, our effective tax rates were 8.5 percent and 10.9 percent, respectively, based on income before income taxes, including these discrete tax items.

Liquidity and Capital Resources

Sources and uses of cash

Transocean uses a centralized approach to treasury services to perform cash management for the operations of its affiliates.  Under the master services agreements with Transocean, Transocean provides its treasury services to manage our cash and cash equivalents.  The Predecessor had no bank accounts, and Transocean did not allocate its cash and cash equivalents to the Predecessor.  The Predecessor transferred the cash generated and used by its operations to Transocean, and Transocean funded the Predecessor’s operating and investing activities as needed.  Accordingly, the Predecessor’s transfers of cash to and from Transocean’s treasury were presented as net distributions to the Predecessor’s parent on our consolidated statements of equity and in our financing activities on our consolidated statements of cash flows.

The following table summarizes our net cash flows from operating, investing and financing activities and our cash and cash equivalents for the years ended December 31, 2015 and 2014:

	Years ended
	December 31,
	2015	2014	Change
	(In millions)
Cash flows from operating activities
Net cash provided by operating activities	$312	$190	$122
Net cash used in investing activities	(4)	(3)	(1)
Net cash used in financing activities	(235)	(101)	(134)
	$73	$86	$(13)

Net cash provided by operating activities increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to changes in working capital.

Net cash used in investing activities increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to an increase in payments to affiliates for capital expenditures mostly offset by proceeds from affiliates for disposal of assets with no comparable cash flows in the prior year.

Net cash used in financing activities increased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following: (a) distributions of available cash to unitholders and distributions to the holder of noncontrolling interests, (b) repayment of the working capital note payable to an affiliate with no comparable cash flows in the prior year and (c) proceeds from the working capital note payable with no comparable cash flows in the current year.  These increases of cash used in financing activities were partially offset by distributions to the Predecessor parent with no comparable cash flows in the current year.

Sources and uses of liquidity

Overview—We operate in a capital‑intensive industry, and our primary liquidity needs are to finance the purchase of additional drilling rigs and other capital expenditures, fund investments, including the equity portion of investments in drilling rigs, fund working capital, maintain cash reserves against fluctuations in operating cash flows and pay distributions to our unitholders.  We may also repurchase our common units under the unit repurchase program.  We expect to fund our short‑term liquidity needs through cash on hand, borrowings under credit facilities provided by Transocean affiliates or commercial banks, cash generated from operations and issuance of debt or equity securities.

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities provided by Transocean affiliates or commercial banks and issuances of debt and equity securities.  Generally, our long‑term sources of funds will be cash from operations, long‑term bank borrowings and other debt and equity financings.  Because we will distribute all of our available cash, after deducting estimated maintenance, net of replacement capital expenditures, we expect to fund acquisitions and capital expenditures for expansion by relying on external financing sources, including bank borrowings and the issuance of debt and equity securities.

Our access to debt and equity markets may be limited due to a variety of events, including, among others, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.  Our ability to access such markets may be restricted at a time when we would like, or need, to access such markets, which could have an impact on our flexibility to react to changing economic and business conditions.  An economic downturn could have an impact on Transocean, which is the lender in our revolving credit facility, or on our customers, causing them to fail to meet their obligations to us.

We intend to pay and we expect to have sufficient ability to pay a minimum quarterly distribution of $0.3625 per unit per quarter, equivalent to $25 million per quarter, or approximately $100 million per year in the aggregate, based on the number of outstanding common and subordinated units.  At February 16, 2016, we had 41.1 million common units and 27.6 million subordinated units outstanding.  We do not have a legal obligation to pay this distribution, and the amount declared by our board of directors may vary from this minimum quarterly distribution depending on expectations for future transactions and activities in which we may engage.

Cash distributions to unitholders—On February 9, 2016, our board of directors approved a distribution of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on February 25, 2016 to unitholders of record as of February 22, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

On February 9, May 4, July 30 and October 29, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27, August 25 and November 23, 2015, we made an aggregate cash distribution of $100 million to our unitholders of record as of February 20, May 15, August 12 and November 9, 2015, including an aggregate cash distribution of $71 million to the Transocean Member.

On November 4, 2014, our board of directors approved a distribution of $0.2246 per unit to our unitholders based on the minimum quarterly distribution for the proportional period from the date of the closing of the initial public offering through September 30, 2014.  On November 24, 2014, we made an aggregate cash payment of $15 million to our unitholders of record as of November 17, 2014, including an aggregate cash payment of $11 million to the Transocean Member.

Cash distributions to holder of noncontrolling interests—In January 2016, we paid an aggregate cash distribution of $54 million to Transocean as holder of noncontrolling interests.  In the year ended December 31, 2015, we paid an aggregate cash distribution of $101 million to Transocean as holder of noncontrolling interests.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  As of February 16, 2016, under the unit repurchase program, we repurchased 306,967 of our publicly held common units at an average market price of $8.18 per unit for an aggregate purchase price of $3 million.

Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay in full the borrowings outstanding under the working capital note payable.

Revolving credit facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us.  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement, with certain adjustments during a specified acquisition period.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At February 16, 2016, we had no borrowings outstanding and $300 million of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Lost revenues indemnification—Under the Omnibus Agreement, Transocean agreed to indemnify us for any lost revenues, up to $100 million, arising out of the failure to receive an operating dayrate from Chevron Corporaton (together with its affiliates, “Chevron”) for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey.  In the year ended December 31, 2014, we submitted to Transocean indemnification claims for an aggregate amount of $19 million, and in October 2014, we received payment of $9 million of such claims.  In January 2015, we received payment of the remaining $10 million of the outstanding indemnification claims.

Estimated maintenance and replacement capital expenditures—Subject to the approval by the board of directors of each of the RigCos, each RigCo will transfer its available cash to its equityholders, including the Transocean Member, as holder of noncontrolling interests, each quarter.  In determining the amount of cash available for transfer, the board of directors of each of the RigCos and our board of directors determine the amount of cash reserves to set aside, including reserves for future maintenance and replacement capital expenditures, working capital and other matters.  Because of the substantial capital expenditures the RigCos are required to make to maintain their fleets, we estimate the average annual maintenance and replacement capital expenditures to be $69 million per year, including $50 million for long‑term maintenance and society classification surveys and $19 million for replacing the rigs at the end of their useful lives.

We estimate $19 million per year for future rig replacement based on assumptions regarding the remaining useful life of the RigCos’ rigs, a net investment rate applied on reserves, replacement values of the RigCos’ rigs based on current market conditions, and the residual value of the rigs.  The actual cost of replacing the rigs in the RigCos’ fleet will depend on a number of factors, including prevailing market conditions, drilling contract operating dayrates and the availability and cost of financing at the time of replacement.  Our second amended and restated limited liability company agreement allows our board of directors to deduct from our operating surplus each quarter estimated maintenance and replacement capital expenditures, as opposed to actual maintenance and replacement capital expenditures, in order to reduce disparities in operating surplus caused by fluctuating maintenance and replacement capital expenditures, such as society classification surveys and rig replacement.  Our board of directors, with the approval of the conflicts committee, may determine that one or more of our assumptions should be revised, which could cause our board of directors to increase the amount of estimated maintenance and replacement capital expenditures.  We may elect to finance some or all of our maintenance and replacement capital expenditures through the issuance of additional equity securities, which could be dilutive to existing unitholders.  As our fleet matures and expands, our long‑term maintenance expenses will likely increase.

Contractual obligations—At December 31, 2015, our contractual obligations stated at face value, were as follows:

		For the years ending December 31,
	Total	2016	2017 - 2018	2019 - 2020	Thereafter
	(in millions)
Contractual obligations
Purchase obligations	$12	$12	$—	$—	$—
Total (a)	$12	$12	$—	$—	$—

(a)

As of December 31, 2015, our unrecognized tax benefits related to uncertain tax positions, net of prepayments, represented a liability of  $3 million.  Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in this balance, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities, and we have excluded this amount from the contractual obligations presented in the table above.  See Notes to Consolidated Financial Statements—Note 5—Income Taxes.

Non‑GAAP measures

We present our operating results in accordance with U.S. GAAP.  We believe certain financial measures that are not prepared in conformity with U.S. GAAP, such as EBITDA, Adjusted EBITDA and Distributable Cash Flow, which are non‑GAAP measures, provide users of our financial statements with supplemental information that may be useful in evaluating our operating performance and liquidity.  We believe EBITDA, Adjusted EBITDA and Distributable Cash Flow provide management and external users of our financial statements, such as investors and commercial banks, with supplemental information that can be used to assess the following: (a) our performance from period to period and against performance of other companies in our industry, without regard to financing methods, historical cost basis or capital structure, (b) the ability of our assets to generate sufficient cash flow to make distributions to our members, (c) our ability to incur and service debt and fund capital expenditures and (d) the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We define EBITDA as earnings before interest expense net of interest income, income taxes, depreciation and amortization.  We define Adjusted EBITDA as EBITDA, adjusted for losses on impairment, recognition of prior certification costs and license fees, recognition of non‑cash royalty fees, recognition of the drilling contract intangible revenues and recognition of pre‑operating revenues.  We define Distributable Cash Flow as Adjusted EBITDA, further adjusted for planned out‑of‑service operating and maintenance expense, cash proceeds from pre‑operating revenues associated with our long‑term receivables, estimated maintenance and replacement capital expenditures, cash interest income and expense and cash income taxes.

The U.S. GAAP measures most directly comparable to EBITDA, Adjusted EBITDA and Distributable Cash Flow are net income and net cash provided by operating activities.  EBITDA, Adjusted EBITDA and Distributable Cash Flow should not be considered an alternative to net income, operating income, net cash provided by operating activities or any other measure of operating performance or liquidity presented in accordance with U.S. GAAP.  EBITDA, Adjusted EBITDA and Distributable Cash Flow exclude some, but not all, items that affect net income and net cash provided by operating activities, and the preparation of such measures may vary among other companies.  Therefore, EBITDA, Adjusted EBITDA and Distributable Cash Flow may not be comparable to similarly titled measures of other companies.

The following table presents reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income for each period presented:

	Years ended December 31,
	2015	2014	2013

Net income (loss)	$(127)	$215	$189
Plus:
Income tax expense	14	20	23
Interest income, net of interest expense	(1)	(2)	(4)
Depreciation expense	68	66	66
EBITDA	(46)	299	274
Plus:
Recognition of prior certification costs and license fees	3	2	3
Recognition of non-cash royalty fees	23	7	—
Loss on impairment of goodwill	356	—	—
Less:
Recognition of drilling contract intangible	15	15	18
Recognition of pre-operating revenues	19	36	38
Adjusted EBIDTA	302	257	221
Plus:
Planned out-of-service operating and maintenance expense	10	6	—
Claims for indemnification of lost revenues	—	19	—
Cash proceeds from pre-operating revenues associated with long-term receivables	17	26	25
Less:
Estimated maintenance and replacement capital expenditures	66	69	69
Cash interest income, net	(2)	(2)	(4)
Cash income taxes	9	2	7
Distributable Cash Flow	256	239	174
Distributable Cash Flow attributable to the Predecessor	—	131	174
Distributable Cash Flow attributable to noncontrolling interest	131	57	—
Distributable Cash Flow attributable to controlling interest	$125	$51	$—

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities for each period presented:

	Years ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$312	$190	$239
Plus:
Changes in operating assets and liabilities, net	(14)	61	(11)
Changes in deferred revenues, net	16	36	29
Changes in deferred costs, net	(2)	4	(4)
Interest income, net of interest expense	(1)	(2)	(4)
Income tax expense, current	9	2	8
Recognition of drilling contract intangible	15	15	18
Recognition of non-cash royalty fees	(23)	(7)	—
Loss on impairment of goodwill	(356)	—	—
Other	(2)	—	(1)
EBITDA	(46)	299	274
Plus:
Recognition of prior certification costs and license fees	3	2	3
Recognition of non-cash royalty fees	23	7	—
Loss on impairment of goodwill	356	—	—
Less:
Recognition of drilling contract intangible	15	15	18
Recognition of pre-operating revenues	19	36	38
Adjusted EBIDTA	302	257	221
Plus:
Planned out-of-service operating and maintenance expense	10	6	—
Claims for indemnification of lost revenues	—	19	—
Cash proceeds from pre-operating revenues associated with long-term receivables	17	26	25
Less:
Estimated maintenance and replacement capital expenditures	66	69	69
Cash interest income, net	(2)	(2)	(4)
Cash income taxes	9	2	7
Distributable Cash Flow	256	239	174
Distributable Cash Flow attributable to the Predecessor	—	131	174
Distributable Cash Flow attributable to noncontrolling interest	131	57	—
Distributable Cash Flow attributable to controlling interest	$125	$51	$—

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements as of December 31, 2015.

Related Party Transactions

Overview—As of February 16, 2016, Transocean owned 21.3 million common units and 27.6 million subordinated units, representing a 71.1 percent limited liability company interest in us, and all of our incentive distribution rights.  Transocean also owns the non‑economic interest in us that includes the right to appoint three of the seven members of our board of directors.  Under our limited liability company agreement, common unitholders that own 50 percent or more of our common units have the ability to request that cumulative voting be in effect for the election of elected directors.  Cumulative voting is an irrevocable election that allows for the unitholder to allocate its votes cumulatively, rather than proportionally.  Therefore, for so long as Transocean owns 50 percent or more of our common units, it will have the ability to request that cumulative voting be in effect for the election of elected directors, which would enable Transocean to elect one or more of the elected directors even after it owns less than 50 percent of our common units.  As a result, if cumulative voting was in effect, Transocean would have the ability to fill the majority of positions on our board, by appointment or election, as long as it retains at least 20 percent of our common units.  The directors appointed by Transocean may designate a member of the board of directors to be the chairman of the board of directors.  Specific rights of the Transocean Members are designated in our limited liability company agreement.

We, Transocean and certain of its affiliates entered into various agreements that gave effect to our formation, ongoing operational and administrative support and financing arrangements, which were not the result of arm’s‑length negotiations and they may not be on terms at least as favorable to the parties to these agreements as they could have obtained from unaffiliated parties.  See Notes to Consolidated Financial Statements—Note 12—Related Party Transactions.

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

Income taxes—We are organized as a limited liability company under the laws of the Republic of the Marshall Islands and are resident in the United Kingdom (“U.K.”) for taxation purposes.  We are treated as a corporation for U.S. federal income tax purposes.  Certain of our controlled affiliates are subject to taxation in the jurisdictions in which they are organized, conduct business or own assets.  For this purpose, controlled affiliates include our rig-owning and rig-operating subsidiaries.

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

Transocean has agreed to indemnify us for any tax liabilities we or our subsidiaries may incur with respect to operations of the Predecessor.  Transocean operated the assets of the Predecessor through its subsidiaries in the U.S. and Switzerland, and we have provided for income taxes based upon the tax laws and rates in the countries in which we operate and earn income.  The Predecessor’s annual tax provision was based on expected taxable income, statutory rates and tax planning opportunities available to it in the various jurisdictions in which it operated and earned income.  The determination of the Predecessor’s annual tax provision and evaluation of their tax positions involves interpretation of tax laws in the various jurisdictions and requires significant judgment and the use of estimates and assumptions regarding significant future events, such as the amount, timing and character of income, deductions and tax credits.  Transocean is currently undergoing examinations in the U.S. for fiscal years 2010 and 2011.  At December 31, 2015 and 2014, the carrying amount of our liability for estimated tax exposures in our jurisdictions of operation was approximately $3 million and $1 million, respectively.

See Notes to Consolidated Financial Statements—Note 5—Income Taxes.

Property and equipment—The carrying amount of property and equipment is subject to various estimates, assumptions, and judgments related to capitalized costs, useful lives and salvage values and impairments.  At December 31, 2015 and 2014, the carrying amount of our property and equipment was $1.9 billion and $2.0 billion, respectively, representing 85 percent and 75 percent of our total assets, respectively.

Capitalized costs—We capitalize costs incurred to enhance, improve and extend the useful lives of our property and equipment and expense costs incurred to repair and maintain the existing condition of our rigs.  Capitalized costs increase the carrying amounts and depreciation expense of the related assets, which also impact our results of operations.

Useful lives and salvage values—We depreciate our assets using the straight‑line method over their estimated useful lives after allowing for salvage values.  We estimate useful lives and salvage values by applying judgments and assumptions that reflect both historical experience and expectations regarding future operations, rig utilization and asset performance.  Useful lives and salvage values of rigs are difficult to estimate due to a variety of factors, including (a) technological advances that impact the methods or cost of oil and gas exploration and development, (b) changes in market or economic conditions, and (c) changes in laws or regulations affecting the drilling industry.  Applying different judgments and assumptions in establishing the useful lives and salvage values would likely result in materially different net carrying amounts and depreciation expense for our assets.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long‑term impact of those upgrades on future marketability.  At December 31, 2015, a hypothetical one‑year increase in the useful lives of all of our rigs would cause a decrease in our annual depreciation expense of approximately $2 million and a hypothetical one‑year decrease would cause an increase in our annual depreciation expense of approximately $2 million.

Long‑lived asset impairment—We review the aggregate carrying amount of our long‑lived assets, principally property and equipment, for potential impairment when events occur or circumstances change that indicate that the aggregate carrying amount of the drilling units and related equipment in our asset group may not be recoverable.  We determine recoverability by evaluating the aggregate estimated undiscounted future net cash flows based on projected dayrates and utilization of our drilling units.  When an impairment of our assets is indicated, we measure the impairment as the amount by which the aggregate carrying amount of the drilling units and related equipment in our asset group exceeds the aggregate estimated fair value.  We measure the fair value of our drilling units and related equipment by applying a variety of valuation methods, incorporating a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.

Goodwill impairment—Prior to the full impairment of our goodwill, we conducted impairment testing annually as of October 1 and more frequently, on an interim basis, when an event occurred or circumstances changed that indicated that the fair value of our reporting unit may have declined below its carrying amount.  We tested goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we have a single reporting unit for this purpose.

We estimate the fair value of our reporting unit using a variety of valuation methods, incorporating both income and market approaches, including projected discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount the projected cash flows using a long‑term, risk‑adjusted weighted‑average cost of capital, which is based on our estimate of the investment returns that market participants would require for our reporting unit.  We derive publicly traded company multiples for companies with operations similar to our reporting unit using observable information related to shares traded on stock exchanges and, when available, observable information related to recent acquisitions.  If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired and perform a second step to measure the amount of the impairment loss, if any.

Because our business is cyclical in nature, the results of our impairment testing are expected to vary significantly depending on the timing of the assessment relative to the business cycle.  Altering either the timing of or assumptions used in our reporting unit’s fair value calculations could result in an estimate that is significantly below its carrying amount, which may indicate its goodwill is impaired.  During the year ended December 31, 2015, we identified indicators that the fair value of our reporting unit could have fallen below its carrying amount.  Such impairment indicators included a reduction in the market value of our publicly traded common units, oil and natural gas prices as well as projected reductions in dayrates and utilization.  As a result, we performed interim goodwill impairment tests as of March 31, 2015 and September 30, 2015 and determined that the goodwill associated with our contract drilling services reporting unit was fully impaired.  In the year ended December 31, 2015, we recognized an aggregate loss of $356 million, which had no tax effect, associated with the full impairment of the carrying amount of our goodwill, of which $182 million was attributable to controlling interest and $174 million was attributable to noncontrolling interest.

New Accounting Pronouncements

For a discussion of the new accounting pronouncements that have had or are expected to have an effect on our consolidated financial statements, see Notes to Consolidated Financial Statements—Note 3—New Accounting Pronouncements.

Jumpstart Our Business Startups Act of 2012

We qualify as an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  As an emerging growth company, we may, for up to five years after the date of our initial public offering, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory say‑on‑pay votes on executive compensation and shareholder advisory votes on golden parachute compensation.  In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  An emerging growth company can, therefore, delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Credit risk—We have only two customers.  The market for our services is the offshore oil and gas industry, and the customers in the industry consist primarily of major oil and gas companies, independent oil and gas producers and government‑owned oil companies.  Ongoing credit evaluations of our customers are performed and generally do not require collateral in our business agreements.  Reserves for potential credit losses are maintained when necessary.

Item 8.Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Transocean Partners LLC (the “Company” or “our”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States (“U.S.”) generally accepted accounting principles.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified.

There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls.  The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions.  As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control‑Integrated Framework, as published in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Management reviewed the results of its assessment with the audit committee of the Company’s board of directors.  Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders of Transocean Partners LLC

We have audited the accompanying consolidated balance sheets of Transocean Partners LLC and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transocean Partners LLC and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas

February 24, 2016

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per unit data)

	Years ended December 31,
	2015	2014	2013

Operating revenues
Contract drilling revenues	$564	$557	$517
Other revenues	16	10	9
	580	567	526
Costs and expenses
Operating and maintenance	245	248	242
Depreciation	68	66	66
General and administrative	24	20	10
	337	334	318

Loss on impairment	(356)	—	—
Loss on disposal of assets, net	(1)	—	—
Operating income (loss)	(114)	233	208

Other income (expense), net
Interest income	2	3	4
Interest expense	(1)	(1)	—
Income (loss) before income tax expense	(113)	235	212
Income tax expense	14	20	23

Net income (loss)	(127)	215	$189
Net income attributable to Predecessor	—	135
Net income (loss) subsequent to initial public offering	(127)	80
Net income (loss) attributable to noncontrolling interest	(56)	44
Net income (loss) attributable to controlling interest	$(71)	$36

Earnings (loss) per unit—basic
Earnings (loss) per common unit	$(1.02)	$0.52
Earnings (loss) per subordinated unit	$(1.02)	$0.52

Earnings (loss) per unit—diluted
Earnings (loss) per common unit	$(1.02)	$0.52
Earnings (loss) per subordinated unit	$(1.02)	$0.52

Weighted-average units outstanding—basic
Common units	41	41
Subordinated units	28	28

Weighted-average units outstanding—diluted
Common units	41	41
Subordinated units	28	28

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except unit data)

	December 31,
	2015	2014

Assets
Cash and cash equivalents	$159	$86
Accounts receivable	115	112
Accounts receivable from affiliates	1	28
Materials and supplies, net	34	41
Prepaid assets	7	6
Total current assets	316	273

Property and equipment	2,296	2,302
Less accumulated depreciation	(401)	(336)
Property and equipment, net	1,895	1,966
Goodwill	-	356
Deferred income taxes, net	10	15
Other assets	10	22
Total assets	$2,231	$2,632

Liabilities and equity
Accounts payable to affiliates	$51	$76
Debt due to affiliates within one year	-	43
Deferred revenues	15	18
Other current liabilities	2	1
Total current liabilities	68	138

Long-term tax liability	3	1
Deferred revenues	—	13
Drilling contract intangible liability	14	29
Other long-term liabilities	1	—
Total long-term liabilities	18	43

Commitments and contingencies

Common units, 41,287,810 and 41,379,310 issued and outstanding at December 31, 2015 and 2014, respectively	757	847
Subordinated units, 27,586,207 issued and outstanding at December 31, 2015 and 2014	505	564
Total members’ equity	1,262	1,411

Noncontrolling interest	883	1,040
Total equity	2,145	2,451
Total liabilities and equity	$2,231	$2,632

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

	Years ended December 31,			Years ended December 31,
	2015	2014	2013	2015	2014	2013
	Quantity			Amount
Common units
Balance, beginning of period	41	—	—	$847	$—	$—
Effect of formation transactions	—	41	—	—	821	—
Net income (loss) attributable to controlling interest	—	—	—	(43)	22	—
Contributions for parent payment of patent royalties	—	—	—	14	4	—
Contributions for parent indemnification of lost revenues	—	—	—	—	11	—
Distributions of available cash to unitholders	—	—	—	(60)	(9)	—
Cancellation of repurchased common units	—	—	—	(1)	—	—
Distributions for working capital adjustment	—	—	—	—	(2)	—
Balance, end of period	41	41	—	$757	$847	$—

Subordinated units
Balance, beginning of period	28	—	—	$564	$—	$—
Effect of formation transactions	—	28	—	—	547	—
Net income (loss) attributable to controlling interest	—	—	—	(28)	14	—
Contributions for parent payment of patent royalties	—	—	—	9	3	—
Contributions for parent indemnification of lost revenues	—	—	—	—	8	—
Distributions of available cash to unitholders	—	—	—	(40)	(6)	—
Distributions for working capital adjustment	—	—	—	—	(2)	—
Balance, end of period	28	28	—	$505	$564	$—

Total members’ equity
Balance, beginning of period				$1,411	$—	$—
Effect of formation transactions				—	1,368	—
Net income (loss) attributable to controlling interest				(71)	36	—
Contributions for parent payment of patent royalties				23	7	—
Contributions for parent indemnification of lost revenues				—	19	—
Distributions of available cash to unitholders				(100)	(15)	—
Cancellation of repurchased common units				(1)	—	—
Distributions for working capital adjustment				—	(4)	—
Balance, end of period				$1,262	$1,411	$—

Net investment
Balance, beginning of period				$—	$2,344	$2,388
Net income attributable to the Predecessor				—	135	189
Distributions to the Predecessor parent, net				—	(115)	(233)
Effect of formation transactions				—	(2,364)	—
Balance, end of period				$—	$—	$2,344

Noncontrolling interest
Balance, beginning of period				$1,040	$—	$—
Effect of formation transactions				—	996	—
Net income (loss) attributable to noncontrolling interest				(56)	44	—
Distributions to holder of noncontrolling interests				(101)	—	—
Balance, end of period				$883	$1,040	$—

Total equity
Balance, beginning of period				$2,451	$2,344	$2,388
Net income (loss) subsequent to initial public offering				(127)	80	—
Net income attributable to the Predecessor				—	135	189
Contributions for parent payment of patent royalties				23	7	—
Contributions for parent indemnification of lost revenues				—	19	—
Distributions of available cash to unitholders				(100)	(15)	—
Distributions to holder of noncontrolling interest				(101)	—	—
Distributions to Predecessor parent, net				—	(115)	(233)
Cancellation of repurchased common units				(1)	—	—
Distributions for working capital adjustment				—	(4)	—
Balance, end of period				$2,145	$2,451	$2,344

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended December 31,
	2015	2014	2013

Cash flows from operating activities
Net income (loss)	$(127)	$215	$189
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangible	(15)	(15)	(18)
Depreciation	68	66	66
Patent royalties expense	23	7	—
Loss on impairment	356	—	—
Deferred income taxes	5	18	15
Other, net	2	—	1
Changes in deferred revenues, net	(16)	(36)	(29)
Changes in deferred costs, net	2	(4)	4
Changes in operating assets and liabilities
Decrease in accounts receivable, net	9	4	22
(Increase) decrease in other current assets, net	5	(8)	(13)
Increase in current liabilities	1	—	—
Increase (decrease) in balances due to affiliates, net	(2)	(60)	—
Increase in income tax liability, net	1	3	2
Net cash provided by operating activities	312	190	239

Cash flows from investing activities
Payments to affiliates for capital expenditures	(16)	(3)	(4)
Proceeds from affiliates for disposal of assets, net	12	—	—
Net cash used in investing activities	(4)	(3)	(4)

Cash flows from financing activities
Proceeds from working capital note payable to affiliate	—	43	—
Repayment of working capital note payable to affiliate	(43)	—	—
Contributions resulting from formation transactions	—	8	—
Contributions for parent indemnification of lost revenues	10	9	—
Distributions of available cash to unitholders	(100)	(15)	—
Distributions to holder of noncontrolling interests	(101)	—	—
Distributions to the Predecessor parent, net	—	(141)	(235)
Distributions to affiliate for working capital adjustment	—	(5)	—
Payments to repurchase common units	(1)	—	—
Net cash used in financing activities	(235)	(101)	(235)

Net increase in cash and cash equivalents	73	86	—
Cash and cash equivalents at beginning of period	86	—	—
Cash and cash equivalents at end of period	$159	$86	$—

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”), a Marshall Islands limited liability company, was formed on February 6, 2014 by Transocean Partners Holdings Limited, a Cayman Islands company (the “Transocean Member”) and a wholly owned subsidiary of Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean”), to own, operate and acquire modern, technologically advanced offshore drilling rigs.  At December 31, 2015, the drilling units in our fleet included the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the United States (“U.S.”) Gulf of Mexico.

We own a 51 percent interest in each of the entities that owns and operates the drilling units in our fleet (each individually, a “RigCo”, and collectively, the “RigCos”).  The Transocean Member owns the remaining 49 percent noncontrolling interest in each of the RigCos.  On August 5, 2014, we completed the initial public offering of 20.1 million common units, which trade on the New York Stock Exchange under the symbol “RIGP.”  The Transocean Member holds the remaining 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.8 percent limited liability company interest in us at the time of our initial public offering, and all of our incentive distribution rights (see Note 10—Unit Repurchase Program and Note 18—Subsequent Events).  As a result of the offering, the Transocean Member received net cash proceeds of $417 million, after deducting approximately $26 million for underwriting discounts and commissions and other offering costs.

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

Accordingly, we have prepared our consolidated financial statements on the following basis:

▪

Our consolidated statement of operations for the year ended December 31, 2015 consists of the consolidated results of operations of Transocean Partners.  Our consolidated statement of operations for the year ended December 31, 2014 consists of the consolidated results of operations of Transocean Partners for the period from August 5, 2014 through December 31, 2014 and the combined results of operations of the Predecessor for the beginning of the period through August 4, 2014.  Our consolidated statement of operations for the year ended December 31, 2013 consists entirely of the combined results of operations of the Predecessor.

▪	Our consolidated balance sheets at December 31, 2015 and 2014 consist of the consolidated balances of Transocean Partners.
▪

Our consolidated statement of equity for the year ended December 31, 2015 consists of the consolidated activity of Transocean Partners.  Our consolidated statement of equity for the year ended December 31, 2014 consists of the consolidated activity of Transocean Partners during and following the formation on August 5, 2014 and the combined activity of the Predecessor through August 4, 2014.  Our consolidated statement of equity for the year ended December 31, 2013 consists entirely of the combined activity of the Predecessor.

▪

Our consolidated statement of cash flows for the year ended December 31, 2015 consists of the consolidated cash flows of Transocean Partners.  Our consolidated statement of cash flows for the year ended December 31, 2014 consists of the consolidated cash flows of Transocean Partners for the period from August 5, 2014 through December 31, 2014 and the combined cash flows of the Predecessor for the beginning of the respective period through August 4, 2014.  Our consolidated statement of cash flows for the year ended December 31, 2013 consists entirely of the combined cash flows of the Predecessor.

59

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

Operating revenues and expenses—We recognize operating revenues as they are realized and earned and can be reasonably measured, based on contractual dayrates, and when collectability is reasonably assured.  In connection with drilling contracts, we may receive revenues for preparation and mobilization of equipment and personnel or for capital improvements to rigs.  We defer the revenues earned and incremental costs incurred that are directly related to contract preparation and mobilization and recognize such revenues and costs over the primary contract term of the drilling project using the straight‑line method.  We amortize, in operating and maintenance costs and expenses, the fees related to contract preparation and mobilization on a straight‑line basis over the estimated firm period of drilling, which is consistent with the general pace of activity, level of services being provided and dayrates being earned over the life of the contract.  For contractual daily rate contracts, we recognize the losses for loss contracts as such losses are incurred.  We recognize the costs of relocating drilling units without contracts as such costs are incurred.  Upon completion of drilling contracts, we recognize in earnings any demobilization fees received and expenses incurred.  We defer capital upgrade revenues received and recognize such revenues over the primary contract term of the drilling project.  We depreciate the actual costs incurred for the capital upgrade on a straight‑line basis over the estimated useful life of the asset.  We defer the periodic survey and drydock costs incurred in connection with obtaining regulatory certification to operate our rigs and well control systems on an ongoing basis, and we recognize such costs over the period until expiration of certification using the straight‑line method.  We defer costs associated with the license fee that we paid for the use of Transocean’s patented dual‑activity and recognize such amortized costs using the straight‑line method through the license and patent expiration in May 2016 (see Note 12—Related Party Transactions).

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

Allocated indirect and overhead costs—Our results of operations include allocations of costs and expenses based on services performed and products provided by Transocean under master service and support agreements.  In connection with such agreements, Transocean allocates to us costs and expenses related to the services performed and products provided to us under the master service and support agreements.  The allocations require significant judgment and subjectivity in applying estimates and assumptions used to determine the amount of such allocations, including the amount of time, services and resources provided to us relative to that provided to other Transocean affiliates.  Altering the assumptions used in our cost allocation estimates could result in significantly different results.  In the years ended December 31, 2015 and 2014, costs and expenses allocated to us by Transocean were $146 million and $62 million, respectively (see Note 12—Related Party Transactions).

-  60  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The combined results of operations for the Predecessor include allocated indirect and overhead costs for certain functions historically performed by Transocean and not previously allocated to the Predecessor Business, including allocations of indirect operating and maintenance costs and expenses for onshore operational support services such as engineering, procurement and logistics and general and administrative costs and expenses related to executive oversight, accounting, treasury, tax, legal, and information technology.  We have applied these allocations based on relative values of net property and equipment and operating and maintenance costs and expenses.  We believe the assumptions underlying the consolidated financial statements, including the assumptions regarding allocation of costs from Transocean, are reasonable.  Nevertheless, the combined results of operations of the Predecessor do not include all of the costs that the Predecessor would have incurred had it been a stand‑alone company during the periods presented and may not reflect the combined results of operations, financial position and cash flows had the Predecessor been a stand‑alone company during the periods presented.  In the years ended December 31, 2014 and 2013, the Predecessor recognized such allocated operating and maintenance costs of $14 million and $28 million, respectively, including $11 million and $21 million, respectively, for personnel costs.  In the years ended December 31, 2014 and 2013, we recognized such allocated general and administrative costs of $6 million and $10 million, respectively, including $4 million and $6 million, respectively, for personnel costs.

Equity-based compensation—For service awards, we recognize compensation expense on a straight‑line basis over the service period through the date the employee is no longer required to provide service to earn the award.  For performance awards, we recognize compensation expense on a straight‑line basis for each separately vesting portion of the award as if the award was in substance, multiple awards.  We have awarded to our employees and non‑employee directors phantom units, and such phantom units are participating securities.  A phantom unit is a notional unit that has no voting rights and entitles the grantee to receive a common unit upon the vesting.  To measure fair values of granted or modified phantom units, we use the market price of our units on the grant date or modification date.  To measure fair values of performance awards, we recognize compensation expense only to the extent the achievement of the performance condition is probable, and we remeasure the fair value of the award at each reporting date until the performance condition has been determined.

We recognize equity‑based compensation expense in the same financial statement line item as cash compensation paid to the respective employees or non‑employee directors.  We recognize cash flows resulting from the tax deduction benefits for awards in excess of recognized compensation costs as financing cash flows.  In the year ended December 31, 2015, equity‑based compensation expense was less than $1 million, which had no tax impact.  In the years ended December 31, 2014 and 2013, we had no equity‑based awards outstanding.  See Note 11—Equity‑Based Compensation.

Income taxes—We provide for income taxes based upon the tax laws and rates in effect in the countries in which operations are conducted and income is earned.  We recognize deferred tax assets and liabilities for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of our assets and liabilities using the applicable jurisdictional tax rates in effect at year end.  We record a valuation allowance for deferred tax assets when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.  We also record a valuation allowance for deferred tax assets resulting from net operating losses incurred during the year in certain jurisdictions and for other deferred tax assets where, in our opinion, it is more likely than not that the financial statement benefit of these losses will not be realized.  Additionally, we record a valuation allowance for foreign tax credit carryforwards, if applicable, to reflect the possible expiration of these benefits prior to their utilization.

We maintain liabilities for estimated tax exposures in our jurisdictions of operation, and we recognize the provisions and benefits resulting from changes to those liabilities in our income tax expense or benefit along with related interest and penalties.  Tax exposure items may include potential challenges to qualification for treaty benefits, intercompany pricing, disposition transactions, and withholding tax rates and their applicability.  These tax exposures are resolved primarily through the settlement of audits within these tax jurisdictions or by judicial means, but can also be affected by changes in applicable tax law or other factors, which could cause us to revise past estimates.  The U.S. Internal Revenue Service (the “IRS”) has previously challenged and is currently challenging Transocean’s transfer pricing relating to certain bareboat charters.  If the IRS successfully challenged our transfer pricing policies, it could result in a material increase in our U.S. federal income tax expense.  See Note 5—Income Taxes.

Earnings per unit—We apply the two‑class method of calculating earnings per unit for our participating securities, including our common units, subordinated units and our incentive distribution rights.

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

See Note 6—Earnings Per Unit.

Cash and cash equivalents—We consider cash equivalents to include highly liquid debt instruments with original maturities of three months or less, such as time deposits with commercial banks that have high credit ratings, U.S. Treasury and government securities,

-  61  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Eurodollar time deposits, certificates of deposit and commercial paper.  We may also invest excess funds in no‑load, open‑ended, management investment trusts.  Such management trusts invest exclusively in high‑quality money market instruments.

Accounts receivable—We earn our revenues by providing our drilling services to international oil companies.  We evaluate the credit quality of our customers on an ongoing basis, and we do not generally require collateral or other security to support customer receivables.  We establish an allowance for doubtful accounts on a case‑by‑case basis, considering changes in the financial position of a customer, when we believe the required payment of specific amounts owed to us is unlikely to occur.  At December 31, 2015 and 2014, we had no allowance for doubtful accounts.

We record long‑term accounts receivable at their present value and recognize interest income using the effective interest method through the date of payment.  At December 31, 2015 and 2014, the aggregate face value of such accounts receivable was $15 million and $24 million, respectively.  At December 31, 2015, the aggregate carrying amount of such accounts receivable was $15 million, recorded in accounts receivable.  At December 31, 2014, the aggregate carrying amount of such accounts receivable was $22 million, including $12 million and $10 million, respectively, recorded in accounts receivable and other assets, respectively.  At December 31, 2015 and 2014, our long‑term accounts receivable had a weighted average effective interest rate of 11 percent.

Materials and supplies—We record materials and supplies at their average cost less an allowance for obsolescence.  We estimate the allowance for obsolescence based on historical experience and expectations for future use of the materials and supplies.  At December 31, 2015 and 2014, the allowance for obsolescence was $6 million and $3 million, respectively.

Property and equipment—The carrying amounts of our property and equipment, consisting primarily of offshore drilling rigs and related equipment, are based on our estimates, assumptions and judgments relative to capitalized costs, useful lives and salvage values of our rigs.  These estimates, assumptions and judgments reflect both historical experience and expectations regarding future industry conditions and operations.  At December 31, 2015, the aggregate carrying amount of our property and equipment represented approximately 85 percent of our total assets.

We capitalize expenditures for newbuilds, renewals, replacements and improvements, including capitalized interest, if applicable, and we recognize the expense for maintenance and repair costs as incurred.  Upon sale or other disposition of an asset, we recognize a net gain or loss on disposal of the asset, which is measured as the difference between the net carrying amount of the asset and the net proceeds received.  We compute depreciation using the straight‑line method after allowing for salvage values.  As of December 31, 2014, we reduced the salvage values of our drilling units due to existing market conditions.  For the year ended December 31, 2015, this change in estimate resulted in an increase of approximately $1 million to depreciation expense.

The estimated original useful life of each of our drilling units is 35 years.  We reevaluate the remaining useful lives and salvage values of our rigs when certain events occur that directly impact the useful lives and salvage values of the rigs, including changes in operating condition, functional capability and market and economic factors.  When evaluating the remaining useful lives of rigs, we also consider major capital upgrades required to perform certain contracts and the long‑term impact of those upgrades on future marketability.

Long‑lived asset impairment—We review the aggregate carrying amount of our long‑lived assets, principally property and equipment, for potential impairment when events occur or circumstances change that indicate that the aggregate carrying amount of the drilling units and related equipment in our asset group may not be recoverable.  We determine recoverability by evaluating the aggregate estimated undiscounted future net cash flows based on projected dayrates and utilization of our drilling units.  When an impairment of our assets is indicated, we measure the impairment as the amount by which the aggregate carrying amount of the drilling units and related equipment in our asset group exceeds the aggregate estimated fair value.  We measure the fair value of our drilling units and related equipment by applying a variety of valuation methods, incorporating a combination of income and market approaches, using projected discounted cash flows and estimates of the exchange price that would be received for the assets in the principal or most advantageous market for the assets in an orderly transaction between market participants as of the measurement date.

Goodwill impairment—Prior to the full impairment of our goodwill, we conducted impairment testing annually as of October 1 and more frequently, on an interim basis, when an event occured or circumstances changed that indicated that the fair value of our reporting unit may have declined below its carrying value.  We tested goodwill at the reporting unit level, which is defined as an operating segment or one level below an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management.  We determined that we had a single reporting unit for this purpose.

We estimate the fair value of our reporting unit using projected discounted cash flows, publicly traded company multiples and acquisition multiples.  To develop the projected cash flows associated with our reporting unit, which are based on estimated future dayrates and rig utilization, we consider key factors that include assumptions regarding future commodity prices, credit market conditions and the effect these factors may have on our contract drilling operations and the capital expenditure budgets of our customers.  We discount the projected cash flows using a long‑term, risk‑adjusted weighted‑average cost of capital, which is based on our estimate of the investment returns that market participants would require for each of our reporting units.  We derive publicly traded company multiples for companies with operations similar to our reporting units using observable information related to shares traded on stock exchanges and, when available, observable information related to recent acquisitions.  If the reporting unit’s carrying amount exceeds its fair value, we consider goodwill impaired and perform a second step to measure the amount of the impairment loss, if any.

-  62  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

In the year ended December 31, 2015, as a result of interim goodwill tests, we recognized an aggregate loss of $356 million, which had no tax effect, associated with the full impairment of the carrying amount of our goodwill, of which $182 million ($2.62 per diluted unit) was attributable to controlling interest and $174 million was attributable to noncontrolling interest.  In the years ended December 31, 2014 and 2013, as a result of our annual impairment testing, we concluded that our goodwill was not impaired.  See Note 4—Goodwill and Intangible Liability.

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

Reclassifications—We have made certain reclassifications, such as those related to our adoption of updates to accounting standards for income taxes, which did not have an effect on net income, to prior period amounts to conform with the current year’s presentation.  These reclassifications did not have a material effect on our consolidated statement of financial position, results of operations or cash flows.

Subsequent events—We evaluate subsequent events through the time of our filing on the date we issue our financial statements.  See Note 18—Subsequent Events.

Note 3—New Accounting Pronouncements

Recently adopted accounting standards

Income taxes—Effective December 31, 2015, we elected to early adopt, on a retrospective basis, the accounting standards update that requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position.  The update is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted.  We elected to apply the accounting standards update to the prior year on a retrospective basis for comparability purposes.  At December 31, 2014, as a result of our adoption, we reclassified $8 million of deferred income taxes to noncurrent assets from current assets on our consolidated balance sheet.

Recently issued accounting standards

Presentation of financial statements—Effective with our annual report for the year ending December 31, 2016, we will adopt the accounting standards update that requires us to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.  The update is effective for the annual period ending after December 15, 2016 and for interim and annual periods thereafter.  We do not expect that our adoption will have a material effect on the disclosures contained in our notes to consolidated financial statements.

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update was originally effective for interim and annual periods beginning on or after December 15, 2016, but has since been approved for a one‑year deferral, effective for interim and annual periods beginning on or after December 15, 2017, and permits adoption as early as the original effective date.  We are evaluating the requirements to determine the effect such requirements may have on our revenue recognition policies.

Note 4—Goodwill and Intangible Liability

Goodwill

Impairment—During the three months ended March 31, 2015, we noted impairment indicators that the fair value of our goodwill could have fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our publicly traded common units and oil and natural gas prices as well as projected reductions in dayrates and utilization.  As a result, we performed an interim goodwill impairment test as of March 31, 2015 and determined that the goodwill associated with our reporting unit was impaired.  During the three months ended September 30, 2015, we noted impairment indicators that the fair value of our goodwill could have, again, fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our publicly traded common units and oil and natural gas prices as well as projected reductions in dayrates and utilization.  As a result, we performed an interim goodwill impairment test as of September 30, 2015 and determined that the remaining goodwill associated with our reporting unit was fully impaired.  In the year

-  63  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

ended December 31, 2015, we recognized an aggregate loss of $356 million associated with the full impairment of the carrying amount of our goodwill, which had no tax effect, and of which $182 million was attributable to controlling interest ($2.62 per diluted unit) and $174 million was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.  As a result of our goodwill impairment tests in the years ended December 31, 2014 and 2013, we concluded that our goodwill was not impaired.

Origination—As of the closing of the formation transactions on August 5, 2014, Transocean allocated to us $356 million of goodwill based on the estimated fair value of our reporting unit relative to the estimated fair value of Transocean’s reporting unit immediately prior to the allocation.  Transocean estimated the fair value of our reporting unit using a variety of valuation methods, including the income and market approaches, by applying significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our reporting unit, such as future oil and gas prices, projected demand for our services, rig availability and dayrates.  At December 31, 2014, the carrying amount of our goodwill was $356 million.

Prior to August 5, 2014, Transocean allocated to the Predecessor a portion of the carrying amount of its goodwill based on the estimated fair value of the Predecessor’s net property and equipment relative to the estimated fair value of Transocean’s reporting unit, including the Predecessor’s net property and equipment.  The goodwill allocated to the Predecessor as of January 1, 2012, the measurement date for this purpose, was $213 million.  Transocean estimated the fair value of the Predecessor’s net property and equipment using a variety of valuation methods, including the income and market approaches, by applying significant unobservable inputs, representative of Level 3 fair value measurement, including assumptions related to the future performance of our reporting unit, such as future oil and gas prices, projected demand for our services, rig availability and dayrates.

Intangible liability

Transocean acquired Development Driller III in connection with a business combination in November 2007.  At the time of the business combination, the drilling contract under which the rig is currently operating included fixed dayrates for contract drilling services that were below the then‑existing market dayrates available for similar contracts as of the date of the business combination.  Accordingly, Transocean recognized a contract intangible liability, representing the estimated fair value of the Development Driller III drilling contract, which is expected to be completed in November 2016.  The Predecessor transferred to us the historical carrying amount of the intangible liability.

The gross carrying amounts of our drilling contract intangible liability and accumulated amortization were as follows (in millions):

	Year ended December 31, 2015			Year ended December 31, 2014
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Drilling contract intangible liability
Balance, beginning of period	$126	$(97)	$29	$126	$(82)	$44
Amortization	—	(15)	(15)	—	(15)	(15)
Balance, end of period	$126	$(112)	$14	$126	$(97)	$29

We expect the remaining net carrying amount of our drilling contract intangible liability to be fully amortized in the year ending December 31, 2016.

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

-  64  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

Our provision for income taxes was prepared on a separate return basis with consideration to the tax laws and rates applicable in the jurisdictions in which we operated and earned income.  In the years ended December 31, 2015, 2014 and 2013, our annual effective tax rate was 6.2 percent, 8.5 percent and 10.7 percent, respectively.  The components of our provision for income taxes were as follows (in millions):

	Years ended December 31,
	2015	2014	2013
Current tax expense	$9	$2	$8
Deferred tax expense	5	18	15
Income tax expense	$14	$20	$23

The following is a reconciliation of the differences between the income tax expense computed at (a) the Marshall Islands holding company federal statutory rate of zero percent in the years ended December 31, 2015 and 2014 and (b) the Swiss holding company federal statutory rate of 7.83 percent for the Predecessor in the year ended December 31, 2013 and the reported provision for income taxes (in millions):

	Years ended December 31,
	2015	2014	2013
Income tax expense at the respective federal statutory rate	$—	$—	$17
Taxes on earnings subject to rates different than the Marshall Islands federal statutory rate	11	15	4
Changes in unrecognized tax benefits, net	2	3	2
Changes in valuation allowance	2	2	—
Other, net	(1)	—	—
Income tax expense	$14	$20	$23

Deferred taxes—The significant components of our deferred tax assets were as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$4	$2
Accrued payroll costs not currently deductible	1	—
Deferred revenues and drilling contract intangible	5	12
Valuation allowance	(4)	(2)
Other	4	3
Total deferred tax assets	10	15

Deferred tax liabilities
Total deferred tax liabilities	—	—

Net deferred tax assets	$10	$15

The Predecessor’s income tax provision is based on the applicable rates in the jurisdictions in which the Predecessor’s business operated and earned income.  We believe our consolidated statements of financial position, results of operation and cash flows are materially correct as presented.

-  65  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

At December 31, 2015, the tax effect of our U.K. net operating losses, which do not expire, was $4 million.

The valuation allowance for our deferred tax assets was as follows (in millions):

	December 31,
	2015	2014
Valuation allowance for deferred tax assets	$4	$2

Unrecognized tax benefits—The changes to our liabilities related to unrecognized tax benefits, excluding interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	Years ended December 31,
	2015	2014	2013
Balance, beginning of period	$1	$12	$11
Additions for current year tax positions	2	1	1
Reductions for prior year tax positions	—	(12)	—
Settlements	—	—	—
Balance, end of period	$3	$1	$12

A portion of the reductions for prior year tax positions reported in the year ended December 31, 2014 resulted from unrecognized tax benefits that originated in legal entities that were not transferred to us in the formation transactions.

The liabilities related to our unrecognized tax benefits, including related interest and penalties that we recognize as a component of income tax expense, were as follows (in millions):

	December 31,
	2015	2014
Unrecognized tax benefits, excluding interest and penalties	$3	$1
Interest and penalties	—	—
Unrecognized tax benefits, including interest and penalties	$3	$1

In the years ended December 31, 2015, 2014 and 2013, we recognized interest and penalties of less than $1 million, recognized as a component of income tax expense, associated with the unrecognized tax benefits.  As of December 31, 2015, if recognized, $3 million of the unrecognized tax benefits would favorably impact the effective tax rate.

In the year ending December 31, 2016, it is reasonably possible that the existing liabilities for unrecognized tax benefits could increase or decrease, primarily due to the progression of open audits.  However, we cannot reasonably estimate a range of potential changes in our existing liabilities for unrecognized tax benefits due to various uncertainties, such as the unresolved nature of various audits.

Tax returns—The Predecessor’s results were reported in federal and local tax returns filed in the U.S. and Switzerland.  With few exceptions, the Predecessor’s results were no longer subject to examinations of tax matters for years prior to 2010.

-  66  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 6—Earnings per unit

The numerator and denominator used for the computation of basic and diluted per unit earnings, were as follows (in millions, except per unit data):

	Years ended December 31,
	2015		2014	2013
	Basic	Diluted
Numerator for earnings (loss) per unit
Net income (loss) attributable to controlling interest	$(71)	$(71)	$36	$—
Undistributed earnings allocable to participating securities	—	—	—	—
Net income (loss) available to unitholders	$(71)	$(71)	$36	$—
Net income (loss) available to common unitholders	$(43)	$(43)	$22	$—
Net income (loss) available to subordinated unitholders	$(28)	$(28)	$14	$—

Denominator for earnings (loss) per unit – common units
Weighted-average common units outstanding	41	41	41	—
Effect of equity-based awards	—	—	—	—
Weighted-average common units for per unit calculation	41	41	41	—

Denominator for earnings (loss) per unit – subordinated units
Weighted-average subordinated units outstanding	28	28	28	—
Effect of equity-based awards	—	—	—	—
Weighted-average subordinated units for per unit calculation	28	28	28	—

Earnings (loss) per unit
Earnings (loss) per common unit	$(1.02)	$(1.02)	$0.52	$—
Earnings (loss) per subordinated unit	$(1.02)	$(1.02)	$0.52	$—

Cash distributions declared and paid per unit
Common units	$1.4500	$1.4500	$0.2246	$—
Subordinated units	$1.4500	$1.4500	$0.2246	$—

Earnings per unit calculations relate only to the periods subsequent to our initial public offering since the Predecessor had no units outstanding.  In the year ended December 31, 2015, we excluded from the calculation 16,474 equity-based awards since the effect would have been anti-dilutive.  In the year ended December 31, 2014, our basic and dilutive earnings per unit were the same because we had no potentially dilutive units outstanding.

See Note 9—Cash Distributions and Note 18—Subsequent Events.

Note 7—Credit Agreements

Five‑Year Revolving Credit Facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by the Transocean affiliate and us (the “Five‑Year Revolving Credit Facility”).  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate (“LIBOR”) plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the credit agreement.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At December 31, 2015, based on our leverage ratio on that date, the revolving credit facility margin was 1.625 percent.  At December 31, 2015, we had no borrowings outstanding and $300 million available borrowing capacity under the Five‑Year Revolving Credit Facility.

Working capital note payable and customer receivables guaranty agreements—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million that was due and payable at maturity on July 28, 2015.  At December 31, 2014, we had borrowings of $43 million outstanding under the working capital note payable.  On July 17, 2015, we made a cash payment of $43 million to repay the borrowings outstanding under the working capital note payable.

-  67  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

We used the proceeds from the 364‑day working capital note as partial consideration for contributed working capital associated with our acquisition of interests in the RigCos.  In connection with the acquisition, Transocean agreed to guarantee the payment of any receivables held by the RigCos at the closing of the acquisition.  In addition, the assignment and bill of sale agreements for the acquisition contain a true‑up mechanism whereby we agreed to pay Transocean for the amount by which our pro rata share of actual net working capital, as determined within 60 days after the acquisition, exceeded our pro rata share of estimated net working capital at the time of the acquisition, and Transocean agreed to pay us if such actual net working capital was less than such estimated net working capital.  Subsequent to our formation, we determined that the working capital exceeded the original estimate by $4 million, and in December 2014, we made a cash payment to Transocean in satisfaction of our obligation.

Note 8—Commitments and Contingencies

Purchase obligations—At December 31, 2015, the aggregate future payments required under our purchase obligations for equipment, which are due in the year ending December 31, 2016, were $12 million.

Retained risk—Our fleet is covered under Transocean’s hull and machinery and excess liability insurance program, which is comprised of commercial market and captive insurance policies, and Transocean allocated to us the premium costs attributable to our fleet.  Transocean renews the commercial and captive policies under its insurance program annually on May 1.  At December 31, 2015, our drilling units had the insured value of approximately $1.95 billion under this program.  Additionally, we maintain various other commercial lines of insurance covering the business.  We also have coverage for losses resulting from physical damage to our fleet caused by named windstorms in the U.S. Gulf of Mexico, including liability for wreck removal costs, through Transocean’s captive insurance program.  We do not maintain insurance coverage through Transocean or the commercial market for loss of revenues.

Hull and machinery coverage—Our fleet is covered under Transocean’s hull and machinery insurance for physical damage, for which it allocated to us the respective premium costs.  In connection with this physical damage insurance coverage, we retained the risk for our per occurrence deductible of $10 million to $11 million.  Subject to the same deductible, we also had coverage for an amount equal to 50 percent of a rig’s insured value for combined costs incurred to mitigate rig damage, wreck or debris removal and collision liability.  For losses in excess of our per occurrence deductible of $10 million to $11 million, Transocean provides insurance coverage for physical damage to our fleet through its wholly owned captive insurance company up to its deductible amounts and through its commercial insurance program beyond such deductible amounts.  In connection with losses for any excess wreck removal costs, we are generally covered to the extent of Transocean’s remaining excess liability coverage.

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

Guarantees, letters of credit and surety bonds—At December 31, 2015 and 2014, we had no guarantees, letters of credit or surety bonds issued or outstanding.

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

For any quarter during the subordination period, which extends through the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending June 30, 2019, we will make distributions of our available cash from operating surplus among the unitholders and the holders of the incentive distribution rights in the following manner:

-  68  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

▪	first, 100 percent to the common unitholders, pro rata, until we distribute for each outstanding common unit an amount equal to the minimum quarterly distribution for that quarter;
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

					Marginal percentage
					interest in distributions (a)
						Holders of
						incentive
	Total quarterly					distribution
	distribution target amount (a)				Unitholders	rights

Minimum quarterly distribution		$0.362500			100%	—
First target distribution	Above	$0.362500	up to	$0.416875	100%	—
Second target distribution	Above	$0.416875	up to	$0.453125	85%	15%
Third target distribution	Above	$0.453125	up to	$0.543750	75%	25%
Thereafter	Above	$0.543750			50%	50%

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

At December  31, 2015, the Transocean Member held 21.3 million common units and 27.6 million subordinated units, which collectively represented a 70.9 percent limited liability company interest, and all of our incentive distribution rights.

Cash distributions to unitholders—On February 9, May 4, July 30 and October 29, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26, May 27, August 25 and November 23, 2015, we made an aggregate cash distribution of $100 million to our unitholders of record as of February 20, May 15, August 12 and November 9, 2015, including an aggregate cash distribution of $71 million to the Transocean Member.

On November 4, 2014, our board of directors approved a distribution of $0.2246 per unit to our unitholders based on the minimum quarterly distribution for the proportional period from the date of the closing of the initial public offering through September 30, 2014.  On November 24, 2014, we made an aggregate cash payment of $15 million to our unitholders of record as of November 17, 2014, including an aggregate cash payment of $11 million to the Transocean Member.

See Note 18—Subsequent Events.

Cash distributions to holder of noncontrolling interests—In the year ended December 31, 2015, we paid an aggregate cash distribution of $101 million to Transocean as holder of noncontrolling interests.  In the year ended December 31, 2014, we did not make any such distributions to Transocean.  See Note 18—Subsequent Events.

Note 10—Unit Repurchase Program

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  The common units repurchased under this program will be cancelled.  In the year ended December 31, 2015, under the unit repurchase program, we repurchased 91,500 of our publicly held common units at an average market price of $9.20 per unit for an aggregate purchase price of $1 million, and such common units were cancelled.  See Note 18—Subsequent Events.

Note 11—Equity‑Based Compensation Plan

Effective August 5, 2014, we established a long‑term incentive plan (the “Incentive Compensation Plan”) under which awards can be granted in the form of unit options, unit appreciation rights, restricted units, phantom units or deferred units for executive officers, key employees and non‑employee directors.  Awards may be granted as service awards that are earned over a defined service period or as performance awards that are earned based on the achievement of certain performance criteria or market factors.  The compensation

-  69  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

committee of our board of directors determines the terms and conditions of the awards granted under the Incentive Compensation Plan.  As of December 31, 2015, we had 3.4 million units authorized and available to be granted under the Incentive Compensation Plan.

The service awards to our employees vest in three equal annual installments beginning approximately one year following the grant date, and the service awards to our non‑employee directors fully vest approximately one year following the grant date.  The performance awards may be earned depending on the achievement of certain performance targets as determined upon completion of the specified period at the determination date.  Thereafter, the performance awards vest in three equal annual installments beginning approximately one year following the determination date.

In the year ended December 31, 2015, we granted to our executive officers, key employees and non‑employee directors 60,105 service awards in the form of phantom units with a weighted average grant‑date fair value of $14.78 per unit and an aggregate grant‑date fair value of less than $1 million.

In the year ended December 31, 2015, we granted to our chief executive officer 19,459 performance awards in the form of phantom units with a weighted average fair value of $8.83 per unit and an aggregate fair value of less than $1 million, measured as of December 31, 2015.  The actual number of performance awards expected to vest will be determined in February 2016.

Note 12—Related Party Transactions

Formation agreements

Contribution agreement—On July 29, 2014, we entered into a contribution agreement (the “Contribution Agreement”) with Transocean that gave effect to certain of the formation transactions, including Transocean’s transfer to us of a 51 percent ownership interest in each of the RigCos.  In connection with the formation transactions under the Contribution Agreement, Transocean retained the obligation for the payment of the quarterly royalty fees under the dual‑activity license agreement through the patent expiration (see “—Other agreements—Dual‑activity license agreements”).

Transocean retains a significant interest in us through its ownership of common and subordinated units, representing an aggregate 70.9 percent limited liability company interest in us as of December 31, 2015, and all of our incentive distribution rights.  Transocean also holds the non‑economic interest in us that includes the right to appoint three of the seven members of our board of directors.  Under our limited liability company agreement, common unitholders that own 50 percent or more of our common units have the ability to request that cumulative voting be in effect for the election of elected directors.  Cumulative voting is an irrevocable election that allows for the unitholder to allocate its votes cumulatively, rather than proportionally.  Therefore, for so long as Transocean owns 50 percent or more of our common units, it will have the ability to request that cumulative voting be in effect for the election of elected directors, which would enable Transocean to elect one or more of the elected directors even after it owns less than 50 percent of our common units.  As a result, if cumulative voting was in effect, Transocean would have the ability to fill the majority of positions on our board, by appointment or election, as long as it retains at least 20 percent of our common units.  The directors appointed by Transocean may designate a member of the board of directors to be the chairman of the board of directors.  Specific rights of the Transocean Member are designated in our limited liability company agreement.

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

Master services and support agreements

Secondment agreements—On August 5, 2014, we entered into secondment agreements with certain Transocean affiliates to provide the services of certain executives, including our chief executive officer, rig crews and other personnel.  On June 30, 2015, we amended one of the secondment agreements to add additional parties to the agreement and to add personnel covered by the agreement.  All persons provided to us pursuant to the secondment agreements remain on the payroll and benefit plans of Transocean but are under our day‑to‑day control and management.  We reimburse Transocean for the pro rata gross payroll costs of each seconded employee in proportion to the time allocated to us by the seconded employee, including base pay, any incentive compensation and any benefits costs.  We also reimburse Transocean for any applicable unemployment taxes, social security taxes, workers compensation coverage and severance costs, and any foreign equivalents of such taxes, in the amount allocable to the secondment.  The secondment agreements may be terminated by Transocean or us upon 90 days written notice.  In the years ended December 31, 2015 and 2014, we recognized costs of $91 million and $38 million, respectively, recorded in operating and maintenance costs and expenses, and $4 million and $2 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.

-  70  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Support agreement—On August 5, 2014, we entered into a support agreement with certain Transocean affiliates to provide the services of certain administrative professionals, including our chief financial officer.  The persons providing such services to us pursuant to the support agreement continue to participate in Transocean’s compensation and benefits plans and perform their services on or at Transocean’s facilities.  Transocean is solely responsible for all matters pertaining to their employment, compensation and discharge.  Such persons may spend only a portion of their time providing services to us and they may be engaged in other work separate from support services on our behalf.  We reimburse Transocean for the pro rata expenses associated with the compensation and benefits of all persons covered by the support agreement according to the time spent by each person in providing us support services as well as certain direct costs and expenses incurred in offering the services.  The support agreement may be terminated by mutual agreement of Transocean and us.  In the years ended December 31, 2015 and 2014, we recognized costs of less than $1 million, recorded in general and administrative costs and expenses, for services under the support agreement.

Master services agreements—On August 5, 2014, we entered into master services agreements with certain Transocean affiliates, pursuant to which Transocean affiliates provide certain administrative, technical and non‑executive management services to us.  The agreements have initial terms of five years.  Each month, we reimburse Transocean for the cost of all direct labor, materials and expenses incurred in connection with the provision of these services, plus an allocated portion of Transocean’s shared and pooled direct costs, indirect costs and general and administrative costs as determined by Transocean’s internal accounting procedures.  In addition, we pay Transocean a fee equal to the greater of (i) five percent of its costs and expenses incurred in connection with providing services to us for the month or, in the case of the provision of capital spares or inventory, a four percent markup on the capital spare or inventory plus a four percent markup on the allocable share of the costs of providing such services and (ii) the markup required by applicable transfer pricing rules.  If Transocean incurs costs and expenses from unaffiliated parties in the course of subcontracting the performance of services, we reimburse Transocean at cost and are not required to pay a service fee, unless required by applicable transfer pricing rules.  Each of the master services agreements may be terminated under certain circumstances prior to the end of its term by either Transocean or us within 90 days written notice.  In the years ended December 31, 2015 and 2014, we recognized costs of $116 million and $46 million, respectively, recorded in operating and maintenance costs and expenses, and $19 million and $11 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.  In the years ended December 31, 2015 and 2014, we recognized insurance costs of $11 million and $5 million, respectively, recorded in operating and maintenance costs and expenses.  In the years ended December 31, 2015 and 2014, we acquired $26 million and $13 million, respectively, of materials and supplies purchased through Transocean’s procurement services.

Former master services agreement—Under the former master services agreement, Transocean Offshore Deepwater Drilling Inc., a U.S. company and a wholly owned subsidiary of Transocean (“TODDI”), and its affiliates charged the Predecessor for crew personnel provided to the Predecessor to operate its drilling rigs.  In the years ended December 31, 2014 and 2013, the Predecessor recognized costs of $60 million and $100 million, respectively, recorded in operating and maintenance costs and expenses, for such crew personnel costs.

TODDI charged the Predecessor for performing and assisting with certain activities, including accounting, legal, finance, marketing, tax, treasury, insurance, global procurement and technical services.  In the years ended December 31, 2014 and 2013, the Predecessor recognized costs of $25 million and $35 million, respectively, recorded in operating and maintenance costs and expenses, and $8 million and $10 million, respectively, recorded in general and administrative costs and expenses, for such services and assistance.

TODDI charged the Predecessor for administering insurance coverage and processing claims through Transocean’s commercial market and captive insurance policies (see Note 8—Commitments and Contingencies).  In the years ended December 31, 2014 and 2013, the Predecessor recognized insurance costs of $7 million and $13 million, respectively, recorded in operating and maintenance costs and expenses.

Additionally, TODDI charged the Predecessor for materials and supplies for the Predecessor’s drilling operations that were acquired through Transocean’s procurement services.  In the years ended December 31, 2014 and 2013, the Predecessor acquired $20 million and $38 million, respectively, settled through its net investment, for such materials and supplies.

Other agreements

Omnibus agreement—On August 5, 2014, we entered into an omnibus agreement with Transocean and certain of its affiliates (the “Omnibus Agreement”).  Under the Omnibus Agreement, Transocean granted us a right of first offer for its remaining ownership interests in each of the RigCos should Transocean decide to sell such interests.  Transocean also agreed to offer us within five years of the effective date of the Omnibus Agreement, the opportunity to purchase, subject to requisite government and other third‑party consents, not less than a 51 percent interest in any four of the following six ultra‑deepwater drillships: Deepwater Invictus,  Deepwater Thalassa,  Deepwater Proteus,  Deepwater Pontus,  Deepwater Poseidon and Deepwater Conqueror.  The purchase price for each drillship will be equal to the greater of the fair market value, taking into account the anticipated cash flows under the associated drilling contracts, or the all‑in construction cost, plus transaction costs.  Transocean will select which of these drillships it will offer to us, the timing of the offers and whether it will offer us the opportunity to purchase a greater than 51 percent interest in any offered drillship.  In addition, Transocean agreed not to acquire, own or operate any new drilling rig or contract for any drilling rig, in each case that was constructed in 2009 or later and is operating under a contract for five or more years (each, a “Five‑Year Drilling Rig”), subject to certain exceptions, without offering us the opportunity to purchase such

-  71  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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
▪

any lost revenue, up to $100 million, arising out of the failure to receive an operating dayrate from Chevron for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey, which occurred during the three months ended December 31, 2014.

In the year ended December 31, 2014, we submitted indemnification claims under the Omnibus Agreement for an aggregate amount of $19 million associated with lost revenues.  At December 31, 2014, the indemnification claim receivable was $10 million, which we collected in January 2015.

Dual‑activity license agreements—All three of our drilling units are equipped with Transocean’s patented dual‑activity technology.  Dual‑activity technology employs structures, equipment and techniques using two drilling stations within a dual derrick to perform drilling tasks.  Dual‑activity technology allows our rigs to perform simultaneous drilling tasks in a parallel rather than a sequential manner and reduces critical path activity, improving efficiency in both exploration and development drilling.  The Predecessor entered into license agreements with TODDI for the use of the patented technology through the expiration of the patents in May 2016.  Under the license agreements, the Predecessor paid to TODDI an aggregate original license cost of $20 million.  In the years ended December 31, 2015, 2014 and 2013, we and the Predecessor recognized amortization of the license costs of $3 million, $2 million and $3 million, respectively, recorded in operating and maintenance costs and expenses.  At December 31, 2015 and 2014, the carrying amount of the deferred license cost was $1 million and $4 million, respectively, recorded in other assets.

Also, under the license agreements, we are and the Predecessor was required to pay to TODDI quarterly patent royalty fees of between 3 percent and 5 percent of revenues.  Under the Contribution Agreement, Transocean agreed to retain and pay the obligation for the quarterly patent royalty fees.  In the years ended December 31, 2015 and 2014, we recognized patent royalty expense of $23 million and $7 million, respectively, recorded in operating and maintenance costs and expenses, representing the fees paid by Transocean on our behalf, with corresponding entries to members’ equity.  In the years ended December 31, 2014 and 2013, the Predecessor recognized patent royalty expense of $23 million and $19 million, respectively, recorded in operating and maintenance costs and expenses.

Credit agreements—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million, which we repaid on July 17, 2015.  On August 5, 2014, we entered into the Five‑Year Revolving Credit Facility with a Transocean affiliate.  See Note 7—Credit Agreements.

-  72  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 13—Supplemental Cash Flow Information

Additional cash flow information was as follows (in millions):

	Years ended December 31,
	2015	2014	2013
Certain cash operating activities
Cash payments for interest	$1	$—	$—
Cash payments for income taxes	9	—	6

Non-cash investing and financing activities
Capital additions, accrued at end of period (a)	$—	$6	$1
Property and equipment transferred to the Predecessor from affiliates (b)	—	10	1
Property and equipment transferred from the Predecessor to affiliates (c)	—	(23)	—
Contributions for parent payment of patent royalties (d)	23	7	—
Contribution for parent indemnification of lost revenues (e)	—	10	—

(a)	These amounts represent additions to property and equipment for which we had accrued a corresponding liability in accounts payable to affiliates at the end of the period.
(b)

In the years ended December 31, 2014 and 2013, Transocean transferred to the Predecessor certain equipment with an aggregate net carrying amount of $10 million and $1 million, respectively, primarily all of which was to Development Driller III, and the Predecessor recorded the non‑cash investing activity with a corresponding increase to its net investment.

(c)

In the year ended December 31, 2014, the Predecessor transferred to Transocean’s other drilling units certain equipment with an aggregate net carrying amount of $23 million, primarily all of which was from Development Driller III, and the Predecessor recorded the non‑cash investing activity with a corresponding reduction to its net investment.

(d)

In the years ended December 31, 2015 and 2014, in connection with Transocean’s payment of royalty fees under our dual‑activity license agreements with a Transocean affiliate, we recognized non‑cash operating costs of $23 million and $7 million, respectively, with a corresponding increase to members’ equity.

(e)

In the year ended December 31, 2014, we submitted to Transocean indemnification claims associated with lost revenues in the aggregate amount of $19 million, and we recognized a receivable from affiliate with a corresponding increase to members’ equity.  At December 31, 2014, the unpaid balance was $10 million, recorded in accounts receivable from affiliates.

Note 14—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$159	$159	$86	$86
Working capital note payable to affiliate	—	—	43	43

We estimated the fair value of each class of financial instruments, for which estimating fair value is practicable, by applying the following methods and assumptions:

Cash and cash equivalents—The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At December 31, 2015 and 2014, the aggregate carrying amount of our cash equivalents was $153 million and $40 million, respectively.

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

Note 15—Risk Concentration

Credit risk—Financial instruments that potentially subject us to concentrations of credit risk are primarily trade receivables.  We earn all of our revenues by providing our drilling services to two international oil companies and conduct all of our operations in the U.S. Gulf of Mexico.  We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.

-  73  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 16—Operating Segments, Geographic Analysis and Major Customers

Operating segments—We operate in a single market for the provision of contract drilling services to our customers.  The location of our rigs and the allocation of our resources to build or upgrade rigs are determined by the activities and needs of our customers.

Geographic analysis—For the years ended December 31, 2015, 2014 and 2013, we earned 100 percent of our consolidated operating revenues in the U.S. Gulf of Mexico.  At December 31, 2015 and 2014, 100 percent of our assets were in the U.S. Gulf of Mexico.

Major customers—For the years ended December 31, 2015, 2014 and 2013, Chevron Corporation and BP plc, each together with its affiliates, accounted for approximately 67 percent and 33 percent, respectively, of our consolidated operating revenues.

Note 17—Quarterly Results (unaudited)

Our consolidated statements of operations for the quarterly periods in the year ended December 31, 2015 consist entirely of our consolidated results.  Our consolidated statements of operations for the quarterly periods in the year ended December 31, 2014 consist of the consolidated results of operations of Transocean Partners for the period from August 5, 2014 through December 31, 2014 and the combined results of operations of the Predecessor for the period from January 1, 2014 through August 4, 2014.  See Note 2—Significant Accounting Policies‑Presentation.

	Three months ended
	March 31,		June 30,		September 30,	December 31,
	(In millions, except per share data)
2015
Operating revenues		$140		$161	$125	$154
Operating income (loss) (a)		(7)		77	(260)	76
Net income (loss) (a)		(10)		73	(261)	71
Net income (loss) attributable to controlling interest (a)		(6)		35	(134)	34
Per unit earnings - basic and diluted
Common units		$(0.09)		$0.51	$(1.94)	$0.49
Subordinated units		$(0.09)		$0.51	$(1.94)	$0.49
Weighted-average units outstanding
Common units		41		41	41	41
Subordinated units		28		28	28	28

2014
Operating revenues		$148		$145	$136	$138
Operating income		69		55	60	49
Net income		63		50	57	45
Net income attributable to controlling interest		(b)		(b)	17	19
Per unit earnings - basic and diluted
Common units	$	(b)	$	(b)	$0.24	$0.28
Subordinated units	$	(b)	$	(b)	$0.24	$0.28
Weighted‑average units outstanding
Common units		(b)		(b)	41	41
Subordinated units		(b)		(b)	28	28

(a)

First quarter and third quarter included a loss of $67 million and $289 million, respectively, associated with the impairment of the remaining balance of our goodwill of which $34 million and $148 million, respectively, was attributable to controlling interest.  See Note 4—Goodwill and Intangible Liability.

(b)	Amounts associated with the Predecessor period, and, therefore, not applicable. See Note 2—Significant Accounting Policies.

-  74  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

Note 18—Subsequent Events

Cash distribution to unitholders—On February 9, 2016, our board of directors approved a distribution of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on February 25, 2016 to unitholders of record as of February 22, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

Cash distributions to holder of noncontrolling interests—Subsequent to December 31, 2015, we paid an aggregate cash distribution of $54 million to Transocean as holder of noncontrolling interests.

Unit repurchase program—Subsequent to December 31, 2015, under the unit repurchase program, we repurchased 215,467 of our publicly held common units at an average market price of $7.74 per share for an aggregate purchase price of $2 million, and such common units were cancelled.  As of February 16, 2016, Transocean held a 71.1 percent limited liability company interest in us.

-  75  -

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not had a change in or disagreement with our accountants within 24 months prior to the date of our most recent financial statements or in any period subsequent to such date.

Item 9A.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the Exchange Act, Rules 13a‑15 and 15d‑15, were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 of this annual report.

Item 9B.Other Information

None.

- 76  -

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.Certain Relationships, Related Transactions, and Director Independence

Item 14.Principal Accounting Fees and Services

The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our definitive proxy statement for our 2016 annual general meeting of unitholders, which will be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of December 31, 2015.  Certain information with respect to our executive officers is set forth in Item 4 of this annual report under the caption “Executive Officers of the Registrant.”

- 77  -

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)Index to Financial Statements, Financial Statement Schedules and Exhibits

(1)Index to Financial Statements

Financial statements of unconsolidated subsidiaries are not presented herein because such subsidiaries do not meet the significance test.

(2)Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or because the required information is included in the financial statements or notes thereto.

(3)Exhibits

The following exhibits are filed in connection with this Report:

Number	Description
3.1

Second Amended and Restated Limited Liability Company Agreement of Transocean Partners LLC, dated as of July 29, 2014 (incorporated by reference to Exhibit 3.1 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

3.2

Certificate of Formation of Transocean Partners LLC, dated February 6, 2014 (incorporated by reference to Exhibit 3.1 to Transocean Partners LLC’s registration statement on Form S‑1 as amended (Commission File No. 333‑196958))

10.1	Omnibus Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.1 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)
10.2

Master Services Agreement dated as of August 5, 2014 (Transocean Offshore Deepwater Drilling Inc.) (incorporated by reference to Exhibit 10.2 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.3

Master Services Agreement dated as of August 5, 2014 (Transocean Partners Holdings Limited) (incorporated by reference to Exhibit 10.3 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.4

Secondment Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.4 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.5	Support Agreement dated as of August 5, 2014 (incorporated by reference to Exhibit 10.5 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)
10.6

Contribution, Conveyance and Assumption Agreement dated as of July 29, 2014 (incorporated by reference to Exhibit 10.6 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.7

Credit Agreement dated as of August 5, 2014, between Transocean Partners LLC, as borrower, and Transocean Financing GmbH, as lender (incorporated by reference to Exhibit 10.7 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.8

Working Capital Promissory Note dated as of July 29, 2014 (incorporated by reference to Exhibit 10.8 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.9

Assignment and Bill of Sale regarding Transocean RIGP DIN LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.9 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

10.10

Assignment and Bill of Sale regarding Transocean RIGP DCL LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.10 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

- 78  -

	10.11

Assignment and Bill of Sale regarding Transocean RIGP DD3 LLC dated as of August 1, 2014 (incorporated by reference to Exhibit 10.11 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

*	10.12

Transocean Partners LLC 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

*	10.13	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)
*	10.14

Transocean Partners LLC Executive Severance Policy (incorporated by reference to Exhibit 10.4 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

*	10.15

Transocean Partners LLC Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on February 13, 2015)

*	10.16

Summary of Non‑Employee Director Compensation Policy (incorporated by reference to Exhibit 10.15 to Transocean Partner’s LLC’s Quarterly Report on Form 10‑Q (Commission File No. 001‑36584) for the quarter ended June 30, 2015)

*	10.17

Secondment Agreement First Amendment among GlobalSantaFe Offshore Services Inc., Transocean International Resources, Limited, Transocean Deepwater Inc., Transocean Offshore Deepwater Drilling Inc., and Transocean Partners LLC, Triton RIGP DCL Holdco Limited, Triton RIGP DD3 Holdco Limited, Triton RIGP DIN Holdco Limited, Transocean RIGP DCL LLC, Transocean RIGP DD3 LLC and Transocean RIGP DIN LLC, dated as of June 30, 2015 (incorporated by reference to Exhibit 10.16 to Transocean Partners LLC’s Quarterly Report on Form 10‑Q (Commission File No. 001‑36584) for the quarter ended June 30, 2015)

†	21	Subsidiaries of Transocean Partners LLC
†	23.1	Consent of Ernst & Young LLP Independent Registered Accounting Firm
†	24	Powers of Attorney
†	31.1	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101.ins	XBRL Instance Document
†	101.sch	XBRL Taxonomy Extension Schema
†	101.cal	XBRL Taxonomy Extension Calculation Linkbase
†	101.def	XBRL Taxonomy Extension Definition Linkbase
†	101.lab	XBRL Taxonomy Extension Label Linkbase
†	101.pre	XBRL Taxonomy Extension Presentation Linkbase

†Filed herewith.

*Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2016.

TRANSOCEAN PARTNERS LLC
By:	/s/ Kathleen S. McAllister
Kathleen S. McAllister
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

- 79  -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 24, 2016.

Signature	Title

*	Chairman of the Board of Directors
Glyn A. Barker

/s/ Kathleen S. McAllister	President, Chief Executive Officer and Chief Financial Officer
Kathleen S. McAllister	(Principal Executive Officer and Principal Financial Officer)

*	Director
Michael Lynch‑Bell

*	Director
Samuel Merksamer

*	Director
Mark L. Mey

*	Director
John Plaxton

*	Director
Norman J. Szydlowski

/s/ Kathleen S. McAllister
(Attorney‑in‑Fact)

- 80  -