Form 10-Q
period 2016-06-30
Transocean Partners LLC
filed 2016-08-03
CIK 1607250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 26, 2016, 40,914,962 common units and 27,586,207 subordinated units were outstanding.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

INDEX TO FORM 10‑Q

QUARTER ENDED JUNE 30, 2016

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating revenues
Contract drilling revenues	$152	$157	$293	$293
Other revenues	3	4	6	8
	155	161	299	301
Costs and expenses
Operating and maintenance	53	60	108	118
Depreciation	17	17	34	34
General and administrative	7	6	13	11
	77	83	155	163

Loss on impairment	—	—	—	(67)
Loss on disposal of assets	—	(1)	—	(1)
Operating income	78	77	144	70

Other income
Interest income	—	1	1	2
Interest expense	(1)	(1)	(1)	(1)
Income before income tax expense	77	77	144	71
Income tax expense	4	4	8	8

Net income	73	73	136	63
Net income attributable to noncontrolling interest	37	38	69	34
Net income attributable to controlling interest	$36	$35	$67	$29

Earnings per unit—basic
Earnings per common unit	$0.52	$0.51	$0.97	$0.43
Earnings per subordinated unit	$0.52	$0.51	$0.97	$0.43

Earnings per unit—diluted
Earnings per common unit	$0.52	$0.51	$0.97	$0.43
Earnings per subordinated unit	$0.52	$0.51	$0.97	$0.43

Weighted-average units outstanding—basic
Common units	41	41	41	41
Subordinated units	28	28	28	28

Weighted-average units outstanding—diluted
Common units	41	41	41	41
Subordinated units	28	28	28	28

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except unit data)

(Unaudited)

	June 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$171	$159
Accounts receivable	108	115
Accounts receivable from affiliates	—	1
Materials and supplies, net of allowance for obsolescence of $6 at June 30, 2016 and December 31, 2015	38	34
Prepaid assets	12	7
Total current assets	329	316

Property and equipment	2,313	2,296
Less accumulated depreciation	(440)	(401)
Property and equipment, net	1,873	1,895
Deferred income taxes, net	7	10
Other assets	8	10
Total assets	$2,217	$2,231

Liabilities and equity
Accounts payable to affiliates	$60	$51
Deferred revenues	7	15
Other current liabilities	1	2
Total current liabilities	68	68

Long-term tax liability	5	3
Drilling contract intangible liability	6	14
Other long-term liabilities	1	1
Total long-term liabilities	12	18

Commitments and contingencies

Common units, 40,914,962 and 41,287,810 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	769	757
Subordinated units, 27,586,207 issued and outstanding at June 30, 2016 and December 31, 2015	515	505
Total members’ equity	1,284	1,262
Noncontrolling interest	853	883
Total equity	2,137	2,145
Total liabilities and equity	$2,217	$2,231

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Six months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	Quantity		Amount
Common units
Balance, beginning of period	41.3	41.4	$757	$847
Net income attributable to controlling interest	—	—	40	17
Contributions for parent payment of patent royalties	—	—	5	7
Distributions of available cash to unitholders	—	—	(30)	(30)
Cancellation of repurchased common units	(0.4)	—	(3)	—
Balance, end of period	40.9	41.4	$769	$841

Subordinated units
Balance, beginning of period	27.6	27.6	$505	$564
Net income attributable to controlling interest	—	—	27	12
Contributions for parent payment of patent royalties	—	—	3	5
Distributions of available cash to unitholders	—	—	(20)	(20)
Balance, end of period	27.6	27.6	$515	$561

Total members’ equity
Balance, beginning of period			$1,262	$1,411
Net income attributable to controlling interest			67	29
Contributions for parent payment of patent royalties			8	12
Distributions of available cash to unitholders			(50)	(50)
Cancellation of repurchased common units			(3)	—
Balance, end of period			$1,284	$1,402

Noncontrolling interest
Balance, beginning of period			$883	$1,040
Net income attributable to noncontrolling interest			69	34
Distributions to holder of noncontrolling interests			(99)	(40)
Balance, end of period			$853	$1,034

Total equity
Balance, beginning of period			$2,145	$2,451
Net income			136	63
Contributions for parent payment of patent royalties			8	12
Distributions of available cash to unitholders			(50)	(50)
Distributions to holder of noncontrolling interest			(99)	(40)
Cancellation of repurchased common units			(3)	—
Balance, end of period			$2,137	$2,436

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Cash flows from operating activities
Net income	$136	$63
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangible	(8)	(7)
Depreciation	34	34
Patent royalties expense	8	12
Loss on impairment	—	67
Deferred income taxes	3	2
Other, net	1	—
Changes in deferred revenues, net	(8)	(7)
Changes in deferred costs, net	2	—
Changes in operating assets and liabilities	5	13
Net cash provided by operating activities	173	177

Cash flows from investing activities
Payments to affiliates for capital expenditures	(12)	(10)
Proceeds from affiliates for disposal of assets, net	3	4
Net cash used in investing activities	(9)	(6)

Cash flows from financing activities
Distributions of available cash to unitholders	(50)	(50)
Distributions to holder of noncontrolling interests	(99)	(40)
Payments to repurchase common units	(3)	—
Contributions for parent indemnification of lost revenues	—	10
Net cash used in financing activities	(152)	(80)

Net increase in cash and cash equivalents	12	91
Cash and cash equivalents at beginning of period	159	86
Cash and cash equivalents at end of period	$171	$177

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”), a Marshall Islands limited liability company, was formed on February 6, 2014 by Transocean Partners Holdings Limited, a Cayman Islands company (the “Transocean Member”) and a wholly owned subsidiary of Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean”), to own, operate and acquire modern, technologically advanced offshore drilling rigs.  At June 30, 2016, the drilling units in our fleet included the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the United States (“U.S.”) Gulf of Mexico.

We own a 51 percent interest in each of the entities that owns and operates the drilling units in our fleet (each individually, a “RigCo”, and collectively, the “RigCos”).  The Transocean Member owns the remaining 49 percent noncontrolling interest in each of the RigCos.  At June 30, 2016 and December 31, 2015, the Transocean Member held 21.3 million common units and 27.6 million subordinated units, which collectively represented a 71.3 percent and 70.9 percent, respectively, limited liability company interest in us, and all of our incentive distribution rights.  See Note 8—Equity.

See Note 11—Subsequent Events.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in our annual report on Form 10‑K filed on February 25, 2016.

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

Note 4—Goodwill Impairment

During the three months ended March 31, 2015, we noted impairment indicators that the fair value of our goodwill could have fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our publicly traded common units and oil and natural gas prices as well as projected reductions in dayrates and utilization.  As a result, we performed an interim goodwill impairment test as of March 31, 2015 and determined that the goodwill associated with our reporting unit was impaired.  In the six months ended June 30, 2015, we recognized a loss of $67 million associated with the partial impairment of the carrying amount of our goodwill, which had no tax effect, including $34 million attributable to controlling interest ($0.49 per diluted unit) and $33 million attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.  Subsequent to June 30, 2015, we identified additional indicators that the remaining goodwill associated with our contract drilling services reporting unit may have again fallen below its carrying amount.  In the three months ended September 30, 2015, we recognized an incremental loss of $289 million, which had no tax effect, associated with the impairment of our then remaining goodwill.

Note 5—Income Taxes

We are organized as a limited liability company under the laws of The Republic of the Marshall Islands and are a resident in the United Kingdom (the “U.K.”) for taxation purposes.  We are treated as a corporation for U.S. federal income tax purposes.  Certain of our controlled affiliates, including the RigCos, are subject to taxation in the jurisdictions in which they are organized, conduct business or own assets.  We calculate our provision for income taxes based on the laws and rates applicable in the jurisdictions in which we operate and earn income.  For the six months ended June 30, 2016 and 2015, our estimated annual effective tax rate was 5.4 percent and 6.2 percent, respectively, based on estimated annual income before income taxes, after excluding the loss on impairment.

-  6  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 6—Earnings (Loss) Per Unit

The numerator and denominator used for the computation of basic and diluted per unit earnings, were as follows (in millions, except per unit data):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings per unit
Net income attributable to controlling interest	$36	$36	$35	$35	$67	$67	$29	$29
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	—	—
Net income available to unitholders	$36	$36	$35	$35	$67	$67	$29	$29
Net income available to common unitholders	$21	$21	$21	$21	$40	$40	$17	$17
Net income available to subordinated unitholders	$15	$15	$14	$14	$27	$27	$12	$12

Denominator for earnings per unit – common units
Weighted-average common units outstanding	41	41	41	41	41	41	41	41
Effect of equity-based awards	—	—	—	—	—	—	—	—
Weighted-average common units for per unit calculation	41	41	41	41	41	41	41	41

Denominator for earnings per unit – subordinated units
Weighted-average subordinated units outstanding	28	28	28	28	28	28	28	28
Effect of equity-based awards	—	—	—	—	—	—	—	—
Weighted-average subordinated units for per unit calculation	28	28	28	28	28	28	28	28

Earnings per unit
Earnings per common unit	$0.52	$0.52	$0.51	$0.51	$0.97	$0.97	$0.43	$0.43
Earnings per subordinated unit	$0.52	$0.52	$0.51	$0.51	$0.97	$0.97	$0.43	$0.43

Cash distributions declared and paid per unit
Common units	$0.3625	$0.3625	$0.3625	$0.3625	$0.7250	$0.7250	$0.7250	$0.7250
Subordinated units	$0.3625	$0.3625	$0.3625	$0.3625	$0.7250	$0.7250	$0.7250	$0.7250

In the three and six months ended June 30, 2016, we excluded from the calculation 30,189 and 44,074 equity-based awards, respectively, since the effect would have been anti-dilutive.  In the three and six months ended June 30, 2015, no equity‑based awards were excluded from the calculation.

See Note 8—Equity and Note 11—Subsequent Events.

Note 7—Credit Agreement

Five‑Year Revolving Credit Facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by the Transocean affiliate and us (the “Five‑Year Revolving Credit Facility”).  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the credit agreement.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At June 30, 2016, based on our leverage ratio on that date, the revolving credit facility margin was 1.625 percent.  At June 30, 2016 and December 31, 2015, we had no borrowings outstanding and $300 million available borrowing capacity under the Five‑Year Revolving Credit Facility.

-  7  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 8—Equity

Cash distributions to unitholders—On February 9 and May 5, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 25 and May 24, 2016, we made an aggregate cash distribution of $25 million on each date to our unitholders of record as of February 22 and May 17, 2016, respectively, including a cash distribution of $18 million on each date to the Transocean Member.  See Note 11—Subsequent Events.

On February 9 and May 4, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 26 and May 27, 2015, we made an aggregate cash distribution of $25 million on each date to our unitholders of record as of February 20 and May 15, 2015, respectively, including a cash distribution of $18 million on each date to the Transocean Member.

Cash distributions to holder of noncontrolling interests—In the three and six months ended June 30, 2016, we made an aggregate cash distribution of $45 million and $99 million, respectively, to Transocean as holder of noncontrolling interests.  In the three and six months ended June 30, 2015, we made an aggregate cash distribution of $15 million and $40 million, respectively, to Transocean as holder of noncontrolling interests.  See Note 11—Subsequent Events.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  In the six months ended June 30, 2016, under the unit repurchase program, we repurchased 386,876 of our publicly held common units at an average market price of $8.23 per unit for an aggregate purchase price of $3 million, and such common units were cancelled.  In the year ended December 31, 2015, we repurchased 91,500 of our publicly held common units at an average market price of $9.20 per unit for an aggregate purchase price of $1 million, and such common units were cancelled.  At June 30, 2016, the authorization remaining under the unit repurchase program was for the repurchase of up to $36 million of our publicly held common units.

Note 9—Related Party Transactions

Master services and support agreements

Secondment agreements—On August 5, 2014, we entered into secondment agreements with certain Transocean affiliates to provide the services of our chief executive officer, rig crews and other personnel.  In the three and six months ended June 30, 2016, we recognized costs of $22 million and $45 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $2 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.  In the three and six months ended June 30, 2015, we recognized costs of $23 million and $47 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $2 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.

Master services agreements—On August 5, 2014, we entered into master services agreements, which have initial terms of five years, with certain Transocean affiliates, pursuant to which Transocean affiliates provide certain administrative, technical and non‑executive management services to us.  We agreed to reimburse Transocean for the cost of all direct labor, materials and expenses incurred in connection with the provision of such services, plus an allocated portion of Transocean’s shared and pooled direct costs, indirect costs and general and administrative costs as determined by Transocean’s internal accounting procedures, and a markup fee under certain circumstances.  In the three and six months ended June 30, 2016, we recognized costs of $27 million and $52 million, respectively, recorded in operating and maintenance costs and expenses, and $6 million and $11 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.  In the three and six months ended June 30, 2015, we recognized costs of $30 million and $57 million, respectively, recorded in operating and maintenance costs and expenses, and $5 million and $9 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.

In the three and six months ended June 30, 2016, we acquired $5 million and $17 million, respectively, of materials and supplies and $12 million of capital equipment transferred to us by Transocean or purchased through Transocean’s procurement services.  In the three and six months ended June 30, 2015, we acquired $6 million and $15 million, respectively, of materials and supplies and $7 million and $10 million, respectively, of capital equipment transferred to us by Transocean or purchased through Transocean’s procurement services.

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

Among other things, Transocean also agreed to indemnify us for any lost revenue, up to $100 million, arising out of the failure to receive an operating dayrate from our customer for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey, which occurred during the three months ended December 31, 2014.  In the six months ended June 30, 2015, we received a cash payment of $10 million for such indemnification claims submitted in the year ended December 31, 2014.

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

Under our license agreements with Transocean, which expired in May 2016, we were required to pay quarterly patent royalties of between 3 percent and 5 percent of revenues.  The Transocean Member agreed to retain and pay the obligation for the quarterly patent royalties.  As a result, we recognized non‑cash operating expense for patent royalties, recorded in operating and maintenance costs and expenses, representing the patent royalties paid by the Transocean Member on our behalf, with corresponding entries to members’ equity.  In the three and six months ended June 30, 2016, we recognized patent royalties expense of $2 million and $8 million, respectively.  In the three and six months ended June 30, 2015, we recognized patent royalties expense of $7 million and $12 million, respectively.

Credit agreement—On August 5, 2014, we entered into the Five‑Year Revolving Credit Facility with a Transocean affiliate.  See Note 7—Credit Agreement.

Note 10—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$171	$171	$159	$159

The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At June 30, 2016 and December 31, 2015, the aggregate carrying amount of our cash equivalents was $166 million and $153 million, respectively.

-  9  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 11—Subsequent Events

Merger—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean and two wholly owned subsidiaries of Transocean.  Upon the closing of the merger as contemplated by the Merger Agreement, we will merge with one of the Transocean subsidiaries, with Transocean Partners continuing as the surviving company as a wholly owned indirect subsidiary of Transocean Ltd.  Each of our common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 Transocean Ltd. shares.  If the transaction is completed, our common units will cease to be publicly traded on the New York Stock Exchange.

The merger has been approved by our board of directors and our conflicts committee, by a special committee of the board of directors of Transocean Ltd., and by the boards of directors of the Transocean subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by our unitholders including at least 50.1 percent of the common units not held by Transocean, and other customary closing conditions.  We estimate that the closing of the merger will take place in the fourth quarter of 2016.

Cash distribution to unitholders—On August 2, 2016, our board of directors approved a distribution of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on August 24, 2016 to our unitholders of record as of August 15, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

Cash distribution to holder of noncontrolling interests—Subsequent to June 30, 2016, we made an aggregate cash distribution of $12 million to Transocean as holder of noncontrolling interests.

-  10  -

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑Looking Information

The statements included in this quarterly report regarding future financial performance and results of operations and other statements that are not historical facts are forward‑looking statements within the meaning of Section 27A of the United States (“U.S.”) Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended.  Forward‑looking statements in this quarterly report include, but are not limited to, statements about the following subjects:

▪	forecasts of our ability to make cash distributions on the units and the amount of any borrowings that may be necessary to make such distributions;
▪	forecasts of our results of operations and cash flow from operations, including revenues, revenue efficiency, costs and expenses;
▪

the offshore drilling market, including the impact of enhanced regulations in the jurisdictions in which we operate, supply and demand,  including expectations that the oversupply of oil will decrease as the current supply and demand imbalance narrows, utilization rates, dayrates, customer drilling programs, commodity prices, stacking or idling of rigs, reactivation of rigs, effects of new rigs on the market and effects of declines in commodity prices and a downturn in the global economy or market outlook for our various geographical operating sectors and classes of rigs;

▪

customer drilling contracts, including contract backlog, force majeure provisions, contract commencements, contract extensions, contract terminations, contract option exercises, contract revenues, indemnity provisions, contract awards and rig mobilizations;

▪	liquidity and adequacy of cash flows for our obligations, including our ability to meet any future capital expenditure requirements;
▪	debt levels, including impacts of a financial and economic downturn;
▪	benefits, effects or results of the merger with Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean”);
▪	timing and timeline of the completion of the merger with Transocean;
▪	impact of the merger with Transocean on our cash distributions;
▪	expected compliance with financing agreements and the expected effect of restrictive covenants in such agreements;
▪	tax matters, including our effective tax rate, changes in tax laws, treaties and regulations, tax assessments and liabilities for tax issues;
▪

legal and regulatory matters, including results and effects of legal proceedings and governmental audits and assessments, outcomes and effects of internal and governmental investigations, customs and environmental matters;

▪	our ability to maintain operating expenses at adequate and profitable levels;
▪	our ability to operate safely, efficiently and cost effectively and secure additional long‑term contracts, extend existing contracts and maintain high rig utilization;
▪	incurrence of cost overruns in the maintenance or other work performed on our drilling rigs;
▪	our ability to leverage our relationship with Transocean and its reputation in the offshore drilling industry;
▪	our ability to purchase drilling rigs from Transocean in the future;
▪	our ability to make acquisitions that will enable us to increase our quarterly distributions per unit;
▪	insurance matters, including adequacy of insurance, renewal of insurance and insurance proceeds;
▪	effects of accounting changes and adoption of accounting policies; and
▪	investments in recruitment, retention and personnel development initiatives, pension plan and other postretirement benefit plan contributions, the timing of severance pay.

Forward‑looking statements in this quarterly report are identifiable by use of the following words and other similar expressions:

▪ “anticipates”	▪ “could”	▪ “forecasts”	▪ “might”	▪ “projects”
▪ “believes”	▪ “estimates”	▪ “intends”	▪ “plans”	▪ “scheduled”
▪ “budgets”	▪ “expects”	▪ “may”	▪ “predicts”	▪ “should”

Such statements are subject to numerous risks, uncertainties and assumptions, including, but not limited to:

▪	those described under “Item 1A. Risk Factors” included in Part I of our annual report on Form 10‑K for the year ended December 31, 2015;
▪	the outcome of any legal proceedings relating to the merger agreement with Transocean;
▪	the failure to obtain approval of our unitholders and to satisfy the other conditions to the consummation of the merger;
▪	the failure to realize the anticipated benefits of the merger with Transocean;
▪	the adequacy of and access to sources of liquidity;
▪	our inability to renew drilling contracts at comparable dayrates;
▪	operational performance;
▪	the impact of regulatory changes;
▪	the cancellation of drilling contracts currently included in our reported contract backlog;
▪	changes in political, social and economic conditions;
▪	the effect and results of litigation, regulatory matters, settlements, audits, assessments and contingencies; and
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

- 11  -

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

Business

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”) was formed as a growth‑oriented limited liability company by Transocean to own, operate and acquire modern, technologically advanced offshore drilling rigs.  The drilling units in our fleet include the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the U.S. Gulf of Mexico.  We generate revenues through contract drilling services, which involves contracting our mobile offshore drilling fleet, related equipment and seconded work crews on a dayrate basis to drill oil and gas wells.

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

Significant Events

Merger—On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean and two wholly owned subsidiaries of Transocean.  Upon the closing of the merger as contemplated by the Merger Agreement, we will merge with one of the Transocean subsidiaries, with Transocean Partners continuing as the surviving company as a wholly owned indirect subsidiary of Transocean Ltd.  Each of our common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 Transocean Ltd. shares.  If the transaction is completed, our common units will cease to be publicly traded on the New York Stock Exchange.

The merger has been approved by our board of directors and our conflicts committee, by a special committee of the board of directors of Transocean Ltd. and by the boards of directors of the Transocean subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by our unitholders, including at least 50.1 percent of the common units not held by Transocean, and other customary closing conditions.  No Transocean shareholder vote will be required to complete the merger.  We estimate that the closing of the merger will take place in the fourth quarter of 2016.

Cash distributions to unitholders—On February 9, May 5 and August 2, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 25 and May 24, 2016, we made an aggregate cash payment of $50 million to our unitholders of record as of February 22 and May 17, 2016, including an aggregate cash distribution of $36 million to the Transocean Member.  We expect to pay an aggregate cash distribution of $25 million on August 24, 2016 to our unitholders of record as of August 15, 2016, including an aggregate cash payment of $18 million to the Transocean Member.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Cash distributions to holder of noncontrolling interests—In the three and six months ended June 30, 2016, we made an aggregate cash distribution of $45 million and $99 million, respectively, to Transocean as holder of noncontrolling interests.  In July 2016, we made an aggregate cash distribution of $12 million to Transocean as holder of noncontrolling interests.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Unit repurchase program—In the six months ended June 30, 2016, we repurchased 386,876 of our publicly held common units at an average market price of $8.23 per unit for an aggregate purchase price of $3 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

- 12  -

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets; however, the near to medium term remains very challenging.  Low commodity pricing due to the current surplus of oil continues to hamper energy spending.  Our customers remain focused on maintaining their capital allocation policies, reducing their costs and limiting their spend on exploration and development opportunities in 2016.  The risks of project delays, contract renegotiations and contract terminations will continue.  As expected, few new contracts have been awarded year to date, and this trend is likely to continue through the remainder of 2016, resulting in falling rig utilization rates exacerbating the negative pressure on rig pricing.  Development Driller III is scheduled to complete its drilling contract in November 2016, and the rig could be idle for some period of time thereafter.  Over time, we believe the oversupply of oil will decrease as the current supply and demand imbalance narrows.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.

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

As of July 21, 2016, uncommitted fleet rates for the remainder of 2016 and for each of the subsequent four years in the period ending December 31, 2020 were as follows:

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

	July 21,	April 21,	February 11,
	2016	2016	2016
Contract backlog	(In millions)
Discoverer Inspiration	$765	$819	$859
Discoverer Clear Leader	483	536	577
Development Driller III	53	91	121
Total fleet contract backlog	$1,301	$1,446	$1,557

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

- 13  -

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Average daily revenue
Discoverer Inspiration	$602,500	$564,500	$593,100
Discoverer Clear Leader	$591,200	$484,400	$582,400
Development Driller III	$428,500	$463,800	$503,600
Total fleet average daily revenue	$540,700	$504,200	$559,700

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

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Revenue efficiency
Discoverer Inspiration	104%	97%	101%
Discoverer Clear Leader	102%	83%	99%
Development Driller III	92%	100%	108%
Total fleet revenue efficiency	100%	93%	103%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting‑on‑weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.

In the three months ended June 30, 2016, revenues earned by Discoverer Inspiration and Discoverer Clear Leader and, in the three months ended June 30, 2015, revenues earned by Discoverer Inspiration and Development Driller III each exceeded maximum revenues as a result of achieving certain contractual incentive bonuses.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	June 30,	March 31,	June 30,
	2016	2016	2015
Rig utilization
Discoverer Inspiration	100%	100%	100%
Discoverer Clear Leader	100%	100%	100%
Development Driller III	100%	100%	100%
Total fleet average utilization	100%	100%	100%

Our rig utilization rate could decline as a result of unplanned out‑of‑service shipyard periods.  The rig utilization rate may also decline as a result of idle rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.

- 14  -

Operating Results

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	June 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	273	273	—	—%
Average daily revenue	$540,700	$559,700	$(19,000)	(3)%
Revenue efficiency	100%	103%
Rig utilization	100%	100%

Contract drilling revenues	$152	$157	$(5)	(3)%
Other revenues	3	4	(1)	(25)%
	155	161	(6)	(4)%
Operating and maintenance expense	(53)	(60)	7	(12)%
Depreciation expense	(17)	(17)	—	—%
General and administrative expense	(7)	(6)	(1)	17%
Loss on disposal of assets	—	(1)	1	(100)%
Operating income	78	77	1	1%
Interest income	—	1	(1)	(100)%
Interest expense	(1)	(1)	—	—%
Income before income tax expense	77	77	—	—%
Income tax expense	(4)	(4)	—	—%
Net income	$73	$73	$—	—%

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the following: (a) approximately $6 million of decreased revenues for Development Driller III resulting from reduced revenue efficiency and (b) approximately $2 million of decreased revenues for Discoverer Clear Leader and Development Driller III resulting from reduced contractual dayrates.  These decreases were partially offset by approximately $2 million of increased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from increased revenue efficiency.

Costs and expenses—Operating and maintenance expense decreased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the following: (a) approximately $8 million of decreased maintenance expense for all three rigs because of unplanned repairs and shipyard time in the prior‑year period and no comparable activity in the current‑year period and (b) approximately $4 million of decreased operating costs for all three rigs due to the expiration of the patent royalty arrangement in May 2016.  These decreases were partially offset by approximately $5 million of increased cost allocations from Transocean.

Income tax expense—For the three months ended June 30, 2016 and 2015, our annual effective tax rate was 5.4 percent and 5.8 percent, respectively, based on income before income taxes after excluding the loss on impairment.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the three months ended June 30, 2016 and 2015, the effect of the discrete period tax items was a net tax expense of less than $1 million and a net tax benefit of less than $1 million, respectively.  For the three months ended June 30, 2016 and 2015, our effective tax rate was 5.7 percent based on income before income taxes, including these discrete items.

- 15  -

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Six months ended
	June 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	546	525	21	4%
Average daily revenue	$522,500	$546,100	$(23,600)	(4)%
Revenue efficiency	96%	100%
Rig utilization	100%	97%

Contract drilling revenues	$293	$293	$—	—%
Other revenues	6	8	(2)	(25)%
	299	301	(2)	(1)%
Operating and maintenance expense	(108)	(118)	10	(8)%
Depreciation expense	(34)	(34)	—	—%
General and administrative expense	(13)	(11)	(2)	18%
Loss on impairment	—	(67)	67	(100)%
Loss on disposal of assets, net	—	(1)	1	(100)%
Operating income	144	70	74	n/m %
Interest income	1	2	(1)	(50)%
Interest expense	(1)	(1)	—	—%
Income before income tax expense	144	71	73	n/m %
Income tax expense	(8)	(8)	—	—%
Net income	$136	$63	$73	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues remained unchanged for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 with the following offsetting activity: (a) approximately $15 million of decreased revenues for all three rigs resulting from reduced revenue efficiency and (b) approximately $2 million of decreased revenues for Discoverer Clear Leader and Development Driller III resulting from reduced contractual dayrates, offset by (c) approximately $8 million of increased revenues for Discoverer Inspiration resulting from an increase in contractual dayrate and (d) approximately $9 million of increased revenues for Discoverer Inspiration resulting from improved utilization because of shipyard time in the prior‑year period and no comparable activity in the current‑year period.

Costs and expenses—Operating and maintenance expense decreased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the following: (a) approximately $9 million of decreased maintenance costs for all three rigs because of unplanned repairs and shipyard time in the prior‑year period and no comparable activity in the current‑year period and (b) approximately $4 million of decreased operating costs for all three rigs due to the expiration of the patent royalty arrangement in May 2016.  These decreases were partially offset by approximately $4 million of increased cost allocations from Transocean.

General and administrative costs and expenses increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased cost allocations from Transocean.

Loss on impairment—During the six months ended June 30, 2015, as a result of an interim impairment test, we recognized a loss on the impairment of the carrying amount of our goodwill.

Income tax expense—For the six months ended June 30, 2016 and 2015, our annual effective tax rate was 5.4 percent and 6.2 percent, respectively, based on income before income taxes after excluding the loss on impairment.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the six months ended June 30, 2016 and 2015, the effect of the discrete period tax items was a net tax expense of less than $1 million and a net tax benefit of less than $1 million, respectively.  For the six months ended June 30, 2016 and 2015, our effective tax rate was 5.8 percent and 12.0 percent, respectively, based on income before income taxes, including these discrete items.

- 16  -

Liquidity and Capital Resources

Sources and uses of cash

Transocean uses a centralized approach to treasury services to perform cash management for the operations of its affiliates.  Under the master services agreements with Transocean, Transocean provides its treasury services to manage our cash and cash equivalents.

The following table summarizes our net cash flows from operating, investing and financing activities and our cash and cash equivalents for the six months ended June 30, 2016 and 2015:

	Six months ended
	June 30,
	2016	2015	Change
	(In millions)
Cash flows from operating activities
Net cash provided by operating activities	$173	$177	$(4)
Net cash used in investing activities	(9)	(6)	(3)
Net cash used in financing activities	(152)	(80)	(72)
	$12	$91	$(79)

Net cash used in investing activities increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increased capital expenditures and reduced proceeds from disposal of assets.

Net cash used in financing activities increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the following: (a) increased distributions to the holder of noncontrolling interests, (b) payments to repurchase common units with no comparable cash flows in the prior‑year period and (c) proceeds from affiliates for indemnification of lost revenues with no comparable cash flows in the current‑year period.

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

We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under existing or new credit facilities provided by Transocean affiliates or commercial banks and issuances of debt and equity securities.  Generally, our long‑term sources of funds will be cash from operations, long‑term bank borrowings and other debt and equity financings.  Because we will distribute all of our available cash, after deducting estimated maintenance, net of replacement capital expenditures, we expect to fund acquisitions and capital expenditures for expansion by relying on external financing sources, including bank borrowings and the issuance of debt and equity securities.

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

We intend to pay and we expect to have sufficient ability to pay a minimum quarterly distribution of $0.3625 per unit per quarter, equivalent to $25 million per quarter, or approximately $99 million per year in the aggregate, based on the number of outstanding common and subordinated units.  At July 26, 2016, we had 40.9 million common units and 27.6 million subordinated units outstanding.  We do not have a legal obligation to pay this distribution, and the amount declared by our board of directors may vary from this minimum quarterly distribution depending on expectations for future transactions and activities in which we may engage.

The Merger Agreement restricts our ability to declare cash distributions, in excess of the minimum quarterly distribution of $0.3625 per unit, or to repurchase our common units without the consent of Transocean, provided, that we and Transocean have agreed to coordinate the timing of the closing of the merger to facilitate the payment of the regular quarterly distribution on our common units for the quarter ending September 30, 2016.

Cash distributions to unitholders—On February 9, May 5 and August 2, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  On February 25 and May 24, 2016, we made an aggregate cash payment of $50 million to our unitholders of record as of February 22 and May 17, 2016, including an aggregate cash payment of approximately $36 million to the

- 17  -

Transocean Member.  On August 24, 2016, we expect to make an aggregate cash payment of $25 million to our unitholders of record as of August 15, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

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

Cash distributions to holder of noncontrolling interests—In July 2016, we made an aggregate cash distribution of $12 million to Transocean as holder of noncontrolling interests.  In the three and six months ended June 30, 2016, we made an aggregate cash distribution of $45 million and $99 million, respectively, to Transocean as holder of noncontrolling interests.  In the year ended December 31, 2015, we made an aggregate cash distribution of $101 million to Transocean as holder of noncontrolling interests.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  As of July 26, 2016, since the inception of the unit repurchase program, we repurchased 478,376 of our publicly held common units at an average market price of $8.41 per unit for an aggregate purchase price of $4 million.

Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay in full the borrowings outstanding under the working capital note payable.

Revolving credit facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us (the “Five‑Year Revolving Credit Facility”).  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement, with certain adjustments during a specified acquisition period.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At July 26, 2016, we had no borrowings outstanding and $300 million of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Lost revenues indemnification—Under the Omnibus Agreement, Transocean agreed to indemnify us for any lost revenues, up to $100 million, arising out of the failure to receive an operating dayrate from our customer for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey.  In the six months ended June 30, 2015, we received a cash payment of $10 million for such indemnification claims submitted in the year ended December 31, 2014.

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

- 18  -

Contractual obligations—As of June 30, 2016, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10–K.

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

In March 2016, the U.K. publicly announced its 2016 Budget and Finance Bill.  These tax reform proposals include measures that would deny tax deductions or require inclusion of taxable income for certain cross‑border structure arrangements and transactions and are expected to be declared effective January 1, 2017.  The U.K. continues to modify the initial proposals.  Although the final legislation could result in a higher effective tax rate on our worldwide earnings and an associated increase in tax costs, we do not believe that the proposals, as currently drafted, would result in an increase in our tax costs.  We continue to monitor developments for potential applicability to our structure.

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

- 19  -

The following table presents reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) for each period presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$73	$73	$136	$63
Plus:
Income tax expense	4	4	8	8
Interest income, net of interest expense	1	—	—	(1)
Depreciation expense	17	17	34	34
EBITDA	95	94	178	104
Plus:
Recognition of prior certification costs and license fees	—	—	1	1
Recognition of patent royalties expense	2	7	8	12
Loss on impairment of goodwill	—	—	—	67
Less:
Recognition of drilling contract intangible	4	3	8	7
Recognition of pre-operating revenues	4	4	8	11
Adjusted EBITDA	89	94	171	166
Plus:
Planned out-of-service operating and maintenance expense	—	3	1	5
Cash proceeds from pre-operating revenues associated with long-term receivables	3	3	7	9
Less:
Estimated maintenance and replacement capital expenditures	17	17	34	33
Cash interest income, net	(1)	(1)	(1)	(2)
Cash income taxes	3	4	4	5
Distributable Cash Flow	73	80	142	144
Distributable Cash Flow attributable to noncontrolling interest	37	41	72	73
Distributable Cash Flow attributable to controlling interest	$36	$39	$70	$71

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities for each period presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$95	$56	$173	$177
Plus:
Changes in operating assets and liabilities, net	(7)	38	(5)	(13)
Changes in deferred revenues, net	4	2	8	7
Changes in deferred costs, net	(1)	(2)	(2)	—
Interest income, net of interest expense	1	—	—	(1)
Income tax expense, current	2	3	5	6
Recognition of drilling contract intangible	4	3	8	7
Recognition of patent royalties expense	(2)	(7)	(8)	(12)
Loss on impairment of goodwill	—	—	—	(67)
Other, net	(1)	1	(1)	—
EBITDA	95	94	178	104
Plus:
Recognition of prior certification costs and license fees	—	—	1	1
Recognition of patent royalties expense	2	7	8	12
Loss on impairment of goodwill	—	—	—	67
Less:
Recognition of drilling contract intangible	4	3	8	7
Recognition of pre-operating revenues	4	4	8	11
Adjusted EBITDA	89	94	171	166
Plus:
Planned out-of-service operating and maintenance expense	—	3	1	5
Cash proceeds from pre-operating revenues associated with long-term receivables	3	3	7	9
Less:
Estimated maintenance and replacement capital expenditures	17	17	34	33
Cash interest income, net	(1)	(1)	(1)	(2)
Cash income taxes	3	4	4	5
Distributable Cash Flow	73	80	142	144
Distributable Cash Flow attributable to noncontrolling interest	37	41	72	73
Distributable Cash Flow attributable to controlling interest	$36	$39	$70	$71

- 20  -

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2015.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the six months ended June 30, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Credit risk—We are exposed to credit risk associated with having only two customers.  As of June 30, 2016, there have been no material changes to the quantitative and qualitative disclosures about market risk as previously disclosed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2015.

- 21  -

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a‑15 and 15d‑15, were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

- 22  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

As of June 30, 2016, we were not involved in any lawsuits or other matters that could have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.

Item 1A.Risk Factors

Except as disclosed below, there have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015.

▪	Failure to complete, or delays in completing, the merger with Transocean could negatively impact the market price of our common units and our financial results.

Completion of the proposed merger with Transocean is subject to various conditions, including, among others, approval by our unitholders, the absence of injunctions or other legal restrictions, and the truth and accuracy of representations and warranties, including those relating to the absence of any material adverse effect.  There is no certainty that the various closing conditions will be satisfied and that the necessary approvals will be obtained.  If these or other conditions are not satisfied or if there is a delay in the satisfaction of such conditions, then we may not be able to complete the merger timely or at all, and such failure or delay may have other adverse consequences.  If the merger is not completed or is delayed, we will be subject to a number of risks, including:

▪	we may not realize the expected benefits of the combined company;
▪	the market price of our common units may decline to the extent that their current market price reflects a market assumption that the merger will be completed;
▪	some costs relating to the merger, such as certain financial advisor and legal fees, must be paid even if the merger is not completed; and
▪	in specified circumstances, if the merger is not completed, we must pay Transocean either a termination fee of $15 million or up to $2.5 million in expense reimbursements.
▪

Until the merger with Transocean is completed or the merger agreement is terminated, we will not be able to pursue certain other alternatives to the merger because of restrictions in the merger agreement.

Unless and until the merger agreement with Transocean is terminated, subject to specified exceptions, we are restricted from soliciting, initiating or knowingly encouraging any inquiry, proposal or offer for an alternative transaction with any person.  We may terminate the merger agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including our compliance in all material respects with these non‑solicitation provisions, and paying a $15 million termination fee.  These restrictions could affect the structure, pricing and other terms proposed by other parties seeking to enter into an alternative transaction with us and, as a result of these restrictions, we may not be able to enter into an agreement with respect to an alternative transaction on more favorable terms without incurring potentially significant liability to Transocean.

▪	While the merger with Transocean is pending, we may experience diminished productivity due to the impact of the merger on our current and prospective employees and key management.

Our management may be required to devote substantial time to activities related to the merger, which could otherwise be devoted to pursuing other beneficial business opportunities.  Furthermore, our current and prospective employees may be uncertain about their future roles and relationships with the combined company following the completion of the merger.  This focus of management on the merger and employee uncertainty may also affect our productivity.

▪	We will be subject to certain operating restrictions until completion of the merger.

The merger agreement with Transocean generally restricts us, without Transocean’s consent, from taking actions outside the ordinary course of business or from taking other specified actions until the merger occurs or the merger agreement terminates.  These restrictions may prevent us from taking actions that we might otherwise consider beneficial.

▪	The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom (the “U.K.”) elected to withdraw from the European Union in a national referendum.  The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the U.K. formally initiates a withdrawal process.  Nevertheless, the referendum has created significant uncertainty about the future relationship between the U.K. and the European Union, including with respect to the laws and regulations that will apply as the U.K. determines which European Union‑derived laws to replace or replicate in the event of a withdrawal.  The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.  These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets.  Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations.

- 23  -

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Units	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Units that May Yet Be Purchased
	of Units	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Unit	Plans or Programs	(in millions)
April 2016	49,918	$9.71	49,918	$36.0
May 2016	—		—	36.0
June 2016	—		—	36.0
Total	49,918	$9.71	49,918	$36.0

Unit repurchase program

On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  As of June 30, 2016, since inception of the unit repurchase program, we repurchased 478,376 of our publicly held common units at an average market price of $8.41 per unit for an aggregate purchase price of $4 million, and such common units were cancelled.  The Merger Agreement restricts our ability to repurchase our common units without the consent of Transocean.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
	2.1

Agreement and Plan of Merger among Transocean Ltd., Transocean Partners Holdings Ltd., TPHL Holdings LLC and Transocean Partners LLC, dated July 31, 2016 (incorporated by reference to Exhibit 2.1 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 1, 2016)

	3.1

Second Amended and Restated Limited Liability Company Agreement of Transocean Partners LLC, dated as of July 29, 2014 (incorporated by reference to Exhibit 3.1 to Transocean Partners LLC’s Current Report on Form 8‑K (Commission File No. 001‑36584) filed on August 5, 2014)

	3.2

Certificate of Formation of Transocean Partners LLC, dated February 6, 2014 (incorporated by reference to Exhibit 3.1 to Transocean Partners LLC’s registration statement on Form S‑1 as amended (Commission File No. 333‑196958))

†	31.1	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101

The following materials from the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes

†	Filed herewith.

- 24  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2016.

TRANSOCEAN PARTNERS LLC

By:	/s/ Kathleen S. McAllister
Kathleen S. McAllister
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

- 25  -