Form 10-Q
period 2016-09-30
Transocean Partners LLC
filed 2016-11-03
CIK 1607250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark one)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, 40,914,962 common units and 27,586,207 subordinated units were outstanding.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

INDEX TO FORM 10‑Q

QUARTER ENDED SEPTEMBER 30, 2016

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per unit data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating revenues
Contract drilling revenues	$156	$121	$449	$414
Other revenues	4	4	10	12
	160	125	459	426
Costs and expenses
Operating and maintenance	46	73	154	191
Depreciation	17	17	51	51
General and administrative	7	6	20	17
	70	96	225	259

Loss on impairment	—	(289)	—	(356)
Loss on disposal of assets	—	—	—	(1)
Operating income (loss)	90	(260)	234	(190)

Other income (loss)
Interest income	—	—	1	2
Interest expense	—	—	(1)	(1)
Income (loss) before income tax expense	90	(260)	234	(189)
Income tax expense	5	1	13	9

Net income (loss)	85	(261)	221	(198)
Net income (loss) attributable to noncontrolling interest	43	(127)	112	(93)
Net income (loss) attributable to controlling interest	$42	$(134)	$109	$(105)

Earnings (loss) per unit—basic
Earnings (loss) per common unit	$0.61	$(1.94)	$1.58	$(1.52)
Earnings (loss) per subordinated unit	$0.61	$(1.94)	$1.58	$(1.52)

Earnings (loss) per unit—diluted
Earnings (loss) per common unit	$0.61	$(1.94)	$1.58	$(1.52)
Earnings (loss) per subordinated unit	$0.61	$(1.94)	$1.58	$(1.52)

Weighted-average units outstanding—basic
Common units	41	41	41	41
Subordinated units	28	28	28	28

Weighted-average units outstanding—diluted
Common units	41	41	41	41
Subordinated units	28	28	28	28

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except unit data)

(Unaudited)

	September 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$221	$159
Accounts receivable	105	115
Accounts receivable from affiliates	1	1
Materials and supplies, net of allowance for obsolescence of $7 and $6 at September 30, 2016 and December 31, 2015, respectively	36	34
Prepaid assets	11	7
Total current assets	374	316

Property and equipment	2,317	2,296
Less accumulated depreciation	(458)	(401)
Property and equipment, net	1,859	1,895
Deferred income taxes, net	6	10
Other assets	7	10
Total assets	$2,246	$2,231

Liabilities and equity
Accounts payable to affiliates	$45	$51
Deferred revenues	2	15
Other current liabilities	2	2
Total current liabilities	49	68

Long-term tax liability	9	3
Drilling contract intangible liability	3	14
Other long-term liabilities	—	1
Total long-term liabilities	12	18

Commitments and contingencies

Common units, 40,914,962 and 41,287,810 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	780	757
Subordinated units, 27,586,207 issued and outstanding at September 30, 2016 and December 31, 2015	522	505
Total members’ equity	1,302	1,262
Noncontrolling interest	883	883
Total equity	2,185	2,145
Total liabilities and equity	$2,246	$2,231

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In millions)

(Unaudited)

	Nine months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	Quantity		Amount
Common units
Balance, beginning of period	41.3	41.4	$757	$847
Net income (loss) attributable to controlling interest	—	—	65	(63)
Contributions for parent payment of patent royalties	—	—	5	10
Distributions of available cash to unitholders	—	—	(44)	(45)
Cancellation of repurchased common units	(0.4)	—	(3)	—
Balance, end of period	40.9	41.4	$780	$749

Subordinated units
Balance, beginning of period	27.6	27.6	$505	$564
Net income (loss) attributable to controlling interest	—	—	44	(42)
Contributions for parent payment of patent royalties	—	—	3	7
Distributions of available cash to unitholders	—	—	(30)	(30)
Balance, end of period	27.6	27.6	$522	$499

Total members’ equity
Balance, beginning of period			$1,262	$1,411
Net income (loss) attributable to controlling interest			109	(105)
Contributions for parent payment of patent royalties			8	17
Distributions of available cash to unitholders			(74)	(75)
Cancellation of repurchased common units			(3)	—
Balance, end of period			$1,302	$1,248

Noncontrolling interest
Balance, beginning of period			$883	$1,040
Net income (loss) attributable to noncontrolling interest			112	(93)
Distributions to holder of noncontrolling interests			(112)	(76)
Balance, end of period			$883	$871

Total equity
Balance, beginning of period			$2,145	$2,451
Net income (loss)			221	(198)
Contributions for parent payment of patent royalties			8	17
Distributions of available cash to unitholders			(74)	(75)
Distributions to holder of noncontrolling interest			(112)	(76)
Cancellation of repurchased common units			(3)	—
Balance, end of period			$2,185	$2,119

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended
	September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$221	$(198)
Adjustments to reconcile to net cash provided by operating activities
Amortization of drilling contract intangible	(11)	(11)
Depreciation	51	51
Patent royalties expense	8	17
Loss on impairment	—	356
Deferred income taxes	3	—
Other, net	1	4
Changes in deferred revenues, net	(13)	(11)
Changes in deferred costs, net	3	1
Changes in operating assets and liabilities	1	35
Net cash provided by operating activities	264	244

Cash flows from investing activities
Payments to affiliates for capital expenditures	(18)	(12)
Proceeds from affiliates for disposal of assets, net	5	6
Net cash used in investing activities	(13)	(6)

Cash flows from financing activities
Repayment of working capital note payable to affiliate	—	(43)
Distributions of available cash to unitholders	(74)	(75)
Distributions to holder of noncontrolling interests	(112)	(76)
Payments to repurchase common units	(3)	—
Contributions for parent indemnification of lost revenues	—	10
Net cash used in financing activities	(189)	(184)

Net increase in cash and cash equivalents	62	54
Cash and cash equivalents at beginning of period	159	86
Cash and cash equivalents at end of period	$221	$140

See accompanying notes.

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business

Transocean Partners LLC (together with its subsidiaries and predecessors, unless the context requires otherwise, “Transocean Partners”, “we”, “us”, or “our”), a Marshall Islands limited liability company, was formed on February 6, 2014 by Transocean Partners Holdings Limited, a Cayman Islands company (the “Transocean Member”) and a wholly owned subsidiary of Transocean Ltd. (together with its affiliates, unless the context requires otherwise, “Transocean”), to own, operate and acquire modern, technologically advanced offshore drilling rigs.  At September 30, 2016, the drilling units in our fleet included the ultra‑deepwater drillships Discoverer Inspiration and Discoverer Clear Leader and the ultra‑deepwater semisubmersible Development Driller III, which are located in the United States (“U.S.”) Gulf of Mexico.

We own a 51 percent interest in each of the entities that owns and operates the drilling units in our fleet (each individually, a “RigCo”, and collectively, the “RigCos”).  The Transocean Member owns the remaining 49 percent noncontrolling interest in each of the RigCos.  At September 30, 2016 and December 31, 2015, the Transocean Member held 21.3 million common units and 27.6 million subordinated units, which collectively represented a 71.3 percent and 70.9 percent, respectively, limited liability company interest in us, and all of our incentive distribution rights.  See Note 8—Equity.

On July 31, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Transocean and two wholly owned subsidiaries of Transocean.  Upon the closing of the merger as contemplated by the Merger Agreement, we will merge with one of the Transocean subsidiaries, with Transocean Partners continuing as the surviving company as a wholly owned indirect subsidiary of Transocean Ltd.  Each of our common units that is issued and outstanding immediately prior to the closing, other than units held by Transocean and its subsidiaries, will be converted into the right to receive 1.1427 Transocean Ltd. shares.  If the transaction is completed, our common units will cease to be publicly traded on the New York Stock Exchange.

The merger has been approved by our board of directors and our conflicts committee, by a special committee of the board of directors of Transocean Ltd., and by the boards of directors of the Transocean subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by our common unitholders and other customary closing conditions.  Such unitholder approval requires at least 50.1 percent of the common units not held by Transocean.  If approved, we expect the closing of the merger will take place in the fourth quarter of 2016.

See Note 11—Subsequent Events.

Note 2—Significant Accounting Policies

Presentation—We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S‑X of the U.S. Securities and Exchange Commission (“SEC”).  Pursuant to such rules and regulations, these financial statements do not include all disclosures required by accounting principles generally accepted in the U.S. for complete financial statements.  The condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.  Such adjustments are considered to be of a normal recurring nature unless otherwise noted.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or for any future period.  The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in our annual report on Form 10‑K filed on February 25, 2016.

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

Stock compensation—Effective no later than January 1, 2017, we will adopt the accounting standards update that allows for simplification of the accounting for share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The update, which permits early adoption, is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods.  We do not expect that our adoption will have a material effect on our condensed consolidated statements of financial position, operations or cash flows or on the disclosures contained in our notes to condensed consolidated financial statements.

Revenue from contracts with customers—Effective January 1, 2018, we will adopt the accounting standards update that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The update, which permits early adoption, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Leases—Effective no later than January 1, 2019, we will adopt the accounting standards update that (a) requires lessees to recognize a right–to–use asset and a lease liability for virtually all leases, and (b) updates previous accounting standards for lessors to align certain requirements with the updates to lessee accounting standards and the revenue recognition accounting standards.  The update, which permits early adoption, is effective for interim and annual periods beginning after December 15, 2018, including interim periods within those annual periods.  We are evaluating the requirements to determine the effect such requirements may have on our condensed consolidated statements of financial position, operations and cash flows and on the disclosures contained in our notes to condensed consolidated financial statements.

Note 4—Goodwill Impairment

During the year ended December 31, 2015, we noted impairment indicators that the fair value of our goodwill could have fallen below its carrying amount.  Such impairment indicators included further reduction in the market value of our publicly traded common units and oil and natural gas prices as well as projected reductions in dayrates and utilization.  As a result, we performed interim goodwill impairment tests as of March 31 and September 30, 2015 and determined that the goodwill associated with our reporting unit was fully impaired.  In the three and nine months ended September 30, 2015, we recognized a loss of $289 million and $356 million, respectively, associated with the impairment of our then remaining goodwill, which had no tax effect, and of which $148 million and $182 million, respectively, was attributable to controlling interest ($2.13 per diluted unit and $2.63 per diluted unit) and $141 million and $174 million, respectively, was attributable to noncontrolling interest.  We estimated the implied fair value of the goodwill using a variety of valuation methods, including the income and market approaches.  Our estimate of fair value required us to use significant unobservable inputs, representative of a Level 3 fair value measurement, including assumptions related to the future performance of our reporting unit, such as future oil and natural gas prices, projected demand for our services, rig availability and dayrates.

-  6  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 5—Income Taxes

We are organized as a limited liability company under the laws of The Republic of the Marshall Islands and are a resident in the United Kingdom (the “U.K.”) for taxation purposes.  We calculate our provision for income taxes based on the laws and rates applicable in the jurisdictions in which we operate and earn income.  For the nine months ended September 30, 2016 and 2015, our estimated effective tax rate was 5.4 percent and 6.1 percent, respectively, based on estimated income before income taxes, after excluding the loss on impairment.

Note 6—Earnings (Loss) Per Unit

The numerator and denominator used for the computation of basic and diluted per unit earnings, were as follows (in millions, except per unit data):

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator for earnings (loss) per unit
Net income (loss) attributable to controlling interest	$42	$42	$(134)	$(134)	$109	$109	$(105)	$(105)
Undistributed earnings allocable to participating securities	—	—	—	—	—	—	—	—
Net income (loss) available to unitholders	$42	$42	$(134)	$(134)	$109	$109	$(105)	$(105)
Net income (loss) available to common unitholders	$25	$25	$(80)	$(80)	$65	$65	$(63)	$(63)
Net income (loss) available to subordinated unitholders	$17	$17	$(54)	$(54)	$44	$44	$(42)	$(42)

Denominator for earnings (loss) per unit – common units
Weighted-average common units outstanding	41	41	41	41	41	41	41	41
Effect of equity-based awards	—	—	—	—	—	—	—	—
Weighted-average common units for per unit calculation	41	41	41	41	41	41	41	41

Denominator for earnings (loss) per unit – subordinated units
Weighted-average subordinated units outstanding	28	28	28	28	28	28	28	28
Effect of equity-based awards	—	—	—	—	—	—	—	—
Weighted-average subordinated units for per unit calculation	28	28	28	28	28	28	28	28

Earnings (loss) per unit
Earnings (loss) per common unit	$0.61	$0.61	$(1.94)	$(1.94)	$1.58	$1.58	$(1.52)	$(1.52)
Earnings (loss) per subordinated unit	$0.61	$0.61	$(1.94)	$(1.94)	$1.58	$1.58	$(1.52)	$(1.52)

Cash distributions declared and paid per unit
Common units	$0.3625	$0.3625	$0.3625	$0.3625	$1.0875	$1.0875	$1.0875	$1.0875
Subordinated units	$0.3625	$0.3625	$0.3625	$0.3625	$1.0875	$1.0875	$1.0875	$1.0875

In the three and nine months ended September 30, 2016, we excluded from the calculation 26,189 equity-based awards since the effect would have been anti-dilutive.  In the three and nine months ended September 30, 2015, we did not exclude any equity‑based awards from the calculation.

See Note 8—Equity and Note 11—Subsequent Events.

Note 7—Credit Agreement

Five‑Year Revolving Credit Facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by the Transocean affiliate and us (the “Five‑Year Revolving Credit Facility”).  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the credit agreement.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At September 30, 2016, based on our leverage ratio on that date, the revolving credit facility margin was 1.625 percent.  At September 30, 2016 and December 31, 2015, we had no borrowings outstanding and $300 million available borrowing capacity under the Five‑Year Revolving Credit Facility.

-  7  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 8—Equity

Cash distributions to unitholders—On February 9, May 5 and August 2, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  In the three and nine months ended September 30, 2016, we made an aggregate cash distribution of $24 million and $74 million, respectively, to our unitholders of record as of February 22, May 17 and August 15, 2016, including an aggregate cash distribution of $17 million and $53 million, respectively, to the Transocean Member.  See Note 11—Subsequent Events.

On February 9, May 4 and July 30, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  In the three and nine months ended September 30, 2015, we made an aggregate cash distribution of $25 million and $75 million, respectively, to our unitholders of record as of February 20, May 15 and August 12, 2015, including an aggregate cash distribution of $17 million and $53 million, respectively, to the Transocean Member.

Cash distributions to holder of noncontrolling interests—In the nine months ended September 30, 2016, the RigCos made an aggregate cash distribution of $228 million, of which $112 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  In the nine months ended September 30, 2015, the RigCos made an aggregate cash distribution of $154 million, of which $76 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  See Note 11—Subsequent Events.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  The Merger Agreement restricts our ability to repurchase our common units without the consent of Transocean, and we have not made any such repurchases since we entered into the agreement.  In the nine months ended September 30, 2016, under the unit repurchase program, we repurchased 386,876 of our publicly held common units at an average market price of $8.23 per unit for an aggregate purchase price of $3 million, and such common units were cancelled.  In the year ended December 31, 2015, we repurchased 91,500 of our publicly held common units at an average market price of $9.20 per unit for an aggregate purchase price of $1 million, and such common units were cancelled.  At September 30, 2016, the authorization remaining under the unit repurchase program was for the repurchase of up to $36 million of our publicly held common units.

Note 9—Related Party Transactions

Master services and support agreements

Secondment agreements—On August 5, 2014, we entered into secondment agreements with certain Transocean affiliates to provide the services of our chief executive officer, rig crews and other personnel.  In the three and nine months ended September 30, 2016, we recognized costs of $22 million and $67 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $3 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.  In the three and nine months ended September 30, 2015, we recognized costs of $22 million and $69 million, respectively, recorded in operating and maintenance costs and expenses, and $1 million and $3 million, respectively, recorded in general and administrative costs and expenses, for personnel costs under the secondment agreements.

Master services agreements—On August 5, 2014, we entered into master services agreements, which have initial terms of five years, with certain Transocean affiliates, pursuant to which Transocean affiliates provide certain administrative, technical and non‑executive management services to us.  We agreed to reimburse Transocean for the cost of all direct labor, materials and expenses incurred in connection with the provision of such services, plus an allocated portion of Transocean’s shared and pooled direct costs, indirect costs and general and administrative costs as determined by Transocean’s internal accounting procedures, and a markup fee under certain circumstances.  In the three and nine months ended September 30, 2016, we recognized costs of $23 million and $75 million, respectively, recorded in operating and maintenance costs and expenses, and $6 million and $17 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.  In the three and nine months ended September 30, 2015, we recognized costs of $44 million and $101 million, respectively, recorded in operating and maintenance costs and expenses, and $4 million and $13 million, respectively, recorded in general and administrative costs and expenses, for services under the master services agreements.

In the three and nine months ended September 30, 2016, we acquired $4 million and $21 million, respectively, of materials and supplies and $6 million and $18 million, respectively, of capital equipment transferred to us by Transocean or purchased through Transocean’s procurement services.  In the three and nine months ended September 30, 2015, we acquired $5 million and $20 million, respectively, of materials and supplies and $2 million and $12 million, respectively, of capital equipment transferred to us by Transocean or purchased through Transocean’s procurement services.

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

Among other things, Transocean also agreed to indemnify us for any lost revenue, up to $100 million, arising out of the failure to receive an operating dayrate from our customer for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey, which occurred during the three months ended December 31, 2014.  In the nine months ended September 30, 2015, we received a cash payment of $10 million for such indemnification claims submitted in the year ended December 31, 2014.

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

Under our license agreements with Transocean, which expired in May 2016, we were required to pay quarterly patent royalties of between 3 percent and 5 percent of revenues.  The Transocean Member agreed to retain and pay the obligation for the quarterly patent royalties.  As a result, we recognized non‑cash operating expense for patent royalties, recorded in operating and maintenance costs and expenses, representing the patent royalties paid by the Transocean Member on our behalf, with corresponding entries to members’ equity.  In the nine months ended September 30, 2016, we recognized patent royalties expense of $8 million.  In the three and nine months ended September 30, 2015, we recognized patent royalties expense of $5 million and $17 million, respectively.

Credit agreement—On August 5, 2014, we entered into the Five‑Year Revolving Credit Facility with a Transocean affiliate.  See Note 7—Credit Agreement.

Note 10—Financial Instruments

The carrying amounts and fair values of our financial instruments were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Cash and cash equivalents	$221	$221	$159	$159

The carrying amount of cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of those instruments.  We measured the estimated fair value of our cash equivalents using significant other observable inputs, representative of a Level 2 fair value measurement, including the net asset values of the investments.  At September 30, 2016 and December 31, 2015, the aggregate carrying amount of our cash equivalents was $174 million and $153 million, respectively.

-  9  -

TRANSOCEAN PARTNERS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued

(Unaudited)

Note 11—Subsequent Events

Cash distribution to unitholders—On November 3, 2016, our board of directors approved a distribution of $0.3625 per unit to our unitholders.  We expect to pay the aggregate cash distribution of $25 million on November 22, 2016 to our unitholders of record as of November 14, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

Cash distribution to holder of noncontrolling interests—Subsequent to September 30, 2016, the RigCos made an aggregate cash distribution of $52 million, of which $25 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.

Merger—On October 4, 2016, we announced that we would convene a special meeting of our common unitholders to approve the Merger Agreement with Transocean.  The meeting, which will be open to unitholders of record as of September 22, 2016, will be held on November 11, 2016.

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

- 11  -

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

The merger has been approved by our board of directors and our conflicts committee, by a special committee of the board of directors of Transocean Ltd. and by the boards of directors of the Transocean subsidiary companies that are parties to the Merger Agreement.  Consummation of the merger is subject to various conditions, including approval of the Merger Agreement by our common unitholders and other customary closing conditions.  Such unitholder approval requires at least 50.1 percent of the common units not held by Transocean.  On October 4, 2016, we announced that we would convene a special meeting of our common unitholders to approve the Merger Agreement with Transocean.  The meeting, which will be open to unitholders of record as of September 22, 2016, will be held on November 11, 2016.  No Transocean shareholder vote will be required to complete the merger.  If approved, we expect the closing of the merger will take place in the fourth quarter of 2016.

Cash distributions to unitholders—On February 9, May 5, August 2, and November 3, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  In the nine months ended September 30, 2016, we made an aggregate cash payment of $74 million to our unitholders, including an aggregate cash distribution of $53 million to the Transocean Member.  On November 22, 2016, we expect to make an aggregate cash payment of $25 million to our unitholders of record as of November 14, 2016, including an aggregate cash payment of $18 million to the Transocean Member.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Cash distributions to holder of noncontrolling interests—In the nine months ended September 30, 2016, the RigCos made an aggregate cash distribution of $228 million, of which $112 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  In October 2016, we made an aggregate cash distribution of $52 million, of which $25 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

Unit repurchase program—In the nine months ended September 30, 2016, we repurchased 386,876 of our publicly held common units at an average market price of $8.23 per unit for an aggregate purchase price of $3 million.  See “—Liquidity and Capital Resources—Sources and uses of liquidity.”

- 12  -

Outlook

Drilling market—Our long‑term view of the offshore drilling market remains positive, particularly for high‑specification assets.  However, although commodity pricing has improved over the past quarter, our customers continue to focus on cost reduction and remain disciplined with respect to allocation of capital.  As such we expect them to continue to limit spending on exploration and development opportunities into 2017.  The risks of project delays, contract renegotiations and contract terminations are expected to persist in the near term.  Few new contracts have been awarded year to date, and this trend is likely to continue through the remainder of 2016 and 2017, resulting in lower rig utilization rates exacerbating the negative pressure on dayrates.  Development Driller III is scheduled to complete its drilling contract in November 2016, and we expect the rig to be idle for some period of time thereafter.  Over time, we believe the oversupply of oil will decrease as the current supply and demand imbalance narrows.  As spare oil capacity diminishes, we expect upward pressure on commodity pricing with subsequent increased demand for drilling rigs.

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

As of October 24, 2016, uncommitted fleet rates for the remainder of 2016 and for each of the subsequent four years in the period ending December 31, 2020 were as follows:

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

	October 24,	July 21,	February 11,
	2016	2016	2016
Contract backlog	(In millions)
Discoverer Inspiration	$699	$765	$859
Discoverer Clear Leader	427	483	577
Development Driller III	13	53	121
Total fleet contract backlog	$1,139	$1,301	$1,557

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

Average daily revenue—Average daily revenue is defined as contract drilling revenues earned per operating day.  An operating day is defined as a calendar day during which a rig is contracted to earn a dayrate during the firm contract period after commencement of operations.  The average daily revenue for our fleet was as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Average daily revenue
Discoverer Inspiration	$598,700	$602,500	$243,500
Discoverer Clear Leader	$595,900	$591,200	$565,900
Development Driller III	$464,200	$428,500	$464,800
Total fleet average daily revenue	$552,900	$540,700	$424,700

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

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Revenue efficiency
Discoverer Inspiration	104%	104%	42%
Discoverer Clear Leader	103%	102%	97%
Development Driller III	100%	92%	100%
Total fleet revenue efficiency	102%	100%	78%

Our revenue efficiency rate varies due to revenues earned under alternative contractual dayrates, such as a waiting‑on‑weather rate, repair rate, standby rate, force majeure rate or zero rate, that may apply under certain circumstances.

In the three months ended September 30 and June 30, 2016, revenues earned by Discoverer Inspiration and Discoverer Clear Leader exceeded maximum revenues as a result of achieving certain contractual incentive bonuses.  In the three months ended September 30, 2015, revenues earned by Discoverer Inspiration were lower due to unpaid downtime related to subsea and pipe‑handling equipment.

Rig utilization—Rig utilization is defined as the total number of operating days divided by the total number of rig calendar days in the measurement period, expressed as a percentage.  The rig utilization rates for our fleet were as follows:

	Three months ended
	September 30,	June 30,	September 30,
	2016	2016	2015
Rig utilization
Discoverer Inspiration	100%	100%	100%
Discoverer Clear Leader	100%	100%	100%
Development Driller III	100%	100%	100%
Total fleet average utilization	100%	100%	100%

Our rig utilization rate could decline as a result of unplanned out‑of‑service shipyard periods.  The rig utilization rate may also decline as a result of idle rigs and during shipyard and mobilization periods to the extent these rigs are not earning revenues.

- 14  -

Operating Results

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Three months ended
	September 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	276	276	—	—%
Average daily revenue	$552,900	$424,700	$128,200	30%
Revenue efficiency	102%	78%
Rig utilization	100%	100%

Contract drilling revenues	$156	$121	$35	29%
Other revenues	4	4	—	—%
	160	125	35	28%
Operating and maintenance expense	(46)	(73)	27	37%
Depreciation expense	(17)	(17)	—	—%
General and administrative expense	(7)	(6)	(1)	(17)%
Loss on impairment	—	(289)	289	n/m
Operating income (loss)	90	(260)	350	n/m
Interest income	—	—	—	—%
Interest expense	—	—	—	—%
Income (loss) before income tax expense	90	(260)	350	n/m
Income tax expense	(5)	(1)	(4)	n/m
Net income (loss)	$85	$(261)	$346	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the following: (a) approximately $37 million of increased revenues primarily for Discoverer Inspiration resulting from increased revenue efficiency, partially offset by (b) approximately $2 million of decreased revenues for Discoverer Clear Leader and Discoverer Inspiration resulting from reduced contractual dayrates due to cost deescalations.

Costs and expenses—Operating and maintenance expense decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the following: (a) approximately $18 million of decreased maintenance expense for all three rigs because of repairs and maintenance in the prior‑year period, including $8 million of maintenance expense for Discoverer Inspiration relating to subsea and pipe‑handling equipment, with no comparable activity in the current‑year period, (b) approximately $6 million of decreased operating costs for all three rigs due to the expiration of the patent royalty arrangement in May 2016 and (c) approximately $3 million of decreased personnel and other operating costs for all three rigs.

Loss on impairment—During the three months ended September 30, 2015, as a result of an interim impairment test, we recognized a loss on impairment of the then‑remaining carrying amount of our goodwill.

Income tax expense—In the three months ended September 30, 2016 and 2015, our effective tax rate, excluding discrete items, such as our loss on impairment, was 5.4 percent and 5.5 percent, respectively, based on estimated annual income before income taxes.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the three months ended September 30, 2016 and 2015, the effect of the discrete period tax items was a net tax benefit of less than $1 million in each period.  In the three months ended September 30, 2016 and 2015, our effective tax rate was 5.2 percent and (0.3) percent, respectively, based on income (loss) before income taxes, including these discrete items.

- 15  -

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following is an analysis of our operating results.  See “—Performance and Other Key Indicators” for definitions of operating days, average daily revenue, revenue efficiency and rig utilization.

	Nine months ended
	September 30,
	2016	2015	Change	% Change
	(In millions, except day amounts and percentages)

Operating days	822	801	21	3%
Average daily revenue	$532,700	$502,900	$29,800	6%
Revenue efficiency	98%	93%
Rig utilization	100%	98%

Contract drilling revenues	$449	$414	$35	8%
Other revenues	10	12	(2)	(17)%
	459	426	33	8%
Operating and maintenance expense	(154)	(191)	37	19%
Depreciation expense	(51)	(51)	—	—%
General and administrative expense	(20)	(17)	(3)	(18)%
Loss on impairment	—	(356)	356	n/m
Loss on disposal of assets, net	—	(1)	1	n/m
Operating income (loss)	234	(190)	424	n/m
Interest income	1	2	(1)	(50)%
Interest expense	(1)	(1)	—	—%
Income (loss) before income tax expense	234	(189)	423	n/m
Income tax expense	(13)	(9)	(4)	(44)%
Net income (loss)	$221	$(198)	$419	n/m

“n/m” means not meaningful.

Operating revenues—Contract drilling revenues increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following: (a) approximately $30 million of increased revenues for Discoverer Inspiration resulting from increased revenue efficiency due to subsea and pipe‑handling equipment issues in the prior‑year period, (b) approximately $9 million of increased revenues for Discoverer Inspiration resulting from improved utilization because of shipyard time in the prior‑year period with no comparable activity in the current‑year period and (c) approximately $7 million of increased revenues for Discoverer Inspiration resulting from increased contractual dayrates.  These increases were partially offset by the following: (a) approximately $9 million of decreased revenues for Discoverer Clear Leader and Development Driller III resulting from decreased revenue efficiency and (b) approximately $3 million of decreased revenues for Discoverer Clear Leader and Development Driller III resulting from reduced contractual dayrates due to cost deescalations.

Costs and expenses—Operating and maintenance expense decreased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following: (a) approximately $27 million of decreased maintenance costs for all three rigs because of unplanned repairs and shipyard time in the prior‑year period with no comparable activity in the current‑year period, (b) approximately $10 million of decreased operating costs for all three rigs due to the expiration of the patent royalty arrangement in May 2016 and (c) approximately $3 million of decreased personnel and other operating costs for all three rigs.  These decreases were partially offset by approximately $3 million of increased cost allocations from Transocean.

General and administrative costs and expenses increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increased cost allocations from Transocean.

Loss on impairment—During the nine months ended September 30, 2015, as a result of interim impairment tests, we recognized a loss on impairment of the full carrying amount of our goodwill.

Income tax expense—For the nine months ended September 30, 2016 and 2015, our annual effective tax rate was 5.4 percent and 6.1 percent, respectively, based on income before income taxes after excluding the loss on impairment.  We treat the tax effect of settlements of prior‑year tax liabilities and changes in prior‑year tax estimates as discrete period tax expenses or benefits.  For the nine months ended September 30, 2016 and 2015, the effect of the discrete period tax items was a net tax expense of less than $1 million and a net tax benefit of less than $1 million, respectively.  For the nine months ended September 30, 2016 and 2015, our effective tax rate was 5.6 percent and (4.9) percent, respectively, based on income (loss) before income taxes, including these discrete items.

- 16  -

Liquidity and Capital Resources

Sources and uses of cash

Transocean uses a centralized approach to treasury services to perform cash management for the operations of its affiliates.  Under the master services agreements with Transocean, Transocean provides its treasury services to manage our cash and cash equivalents.

The following table summarizes our net cash flows from operating, investing and financing activities and our cash and cash equivalents for the nine months ended September 30, 2016 and 2015:

	Nine months ended
	September 30,
	2016	2015	Change
	(In millions)
Net cash provided by operating activities	$264	$244	$20
Net cash used in investing activities	(13)	(6)	(7)
Net cash used in financing activities	(189)	(184)	(5)
Net increase in cash and cash equivalents	$62	$54	$8

Net cash provided by operating activities increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased cash from earnings after adjusting for non‑cash items.

Net cash used in investing activities increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased capital expenditures.

Net cash used in financing activities increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the following: (a) increased distributions to the holder of noncontrolling interests, (b) proceeds from affiliates for indemnification of lost revenues with no comparable activity in the current‑year period, (c) payments to repurchase common units with no comparable cash flows in the prior‑year period, partially offset by (d) the repayment of the working capital note to affiliate with no comparable activity in the current‑year period.

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

We intend to pay and we expect to have sufficient ability to pay a minimum quarterly distribution of $0.3625 per unit per quarter, equivalent to approximately $25 million per quarter, or $99 million per year in the aggregate, based on the number of outstanding common and subordinated units.  At October 25, 2016, we had 40.9 million common units and 27.6 million subordinated units outstanding.  We do not have a legal obligation to pay this distribution, and the amount declared by our board of directors may vary from this minimum quarterly distribution depending on expectations for future transactions and activities in which we may engage.

The Merger Agreement restricts our ability to declare cash distributions, in excess of the minimum quarterly distribution of $0.3625 per unit, or to repurchase our common units without the consent of Transocean, provided, that we and Transocean agreed to coordinate the timing of the closing of the merger to facilitate the payment of the regular quarterly distribution to our unitholders for the three months ended September 30, 2016.

- 17  -

Cash distributions to unitholders—On February 9, May 5, August 2, and November 3, 2016, our board of directors approved distributions of $0.3625 per unit to our unitholders.  In the nine months ended September 30, 2016, we made an aggregate cash payment of $74 million to our unitholders, including an aggregate cash payment of approximately $53 million to the Transocean Member.  On November 22, 2016, we expect to make an aggregate cash payment of $25 million to our unitholders of record as of November 14, 2016, including an aggregate cash payment of $18 million to the Transocean Member.

On February 9, May 4, July 30 and October 29, 2015, our board of directors approved distributions of $0.3625 per unit to our unitholders.  In the year ended December 31, 2015, we made an aggregate cash distribution of $100 million to our unitholders, including an aggregate cash distribution of $71 million to the Transocean Member.

Cash distributions to holder of noncontrolling interests—In the nine months ended September 30, 2016, the RigCos made an aggregate cash distribution of $228 million, of which $112 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  In October 2016, the RigCos made an aggregate cash distribution of $52 million, of which $25 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.  In the year ended December 31, 2015, the RigCos made an aggregate cash distribution of $206 million, of which $101 million was paid to Transocean as holder of the 49 percent noncontrolling interests in the RigCos.

Unit repurchase program—On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  The Merger Agreement restricts our ability to repurchase our common units without the consent of Transocean, and we have not made any such repurchases since we entered into the agreement.  As of October 25, 2016, since the inception of the unit repurchase program, we repurchased 478,376 of our publicly held common units at an average market price of $8.41 per unit for an aggregate purchase price of $4 million.

Working capital note payable—On July 29, 2014, we entered into agreements with a Transocean affiliate to establish a working capital note payable in the principal amount of $43 million that was due and payable at maturity on July 28, 2015.  On July 17, 2015, we made a cash payment of $43 million to repay in full the borrowings outstanding under the working capital note payable.

Revolving credit facility—On August 5, 2014, we entered into a credit agreement, which is scheduled to expire on August 5, 2019, with a Transocean affiliate to establish a committed $300 million five‑year revolving credit facility that allows for uncommitted increases in amounts agreed to by Transocean and us (the “Five‑Year Revolving Credit Facility”).  We may borrow under the Five‑Year Revolving Credit Facility at either (1) the adjusted London Interbank Offered Rate plus a margin (the “revolving credit facility margin”), which ranges from 1.625 percent to 2.250 percent based on our leverage ratio, as defined, or (2) the base rate specified in the credit agreement plus the revolving credit facility margin, less one percent per annum.  Throughout the term of the Five‑Year Revolving Credit Facility, we are required to pay a commitment fee on the daily unused amount of the underlying commitment, which ranges from 0.225 percent to 0.325 percent based on our leverage ratio, as defined.  Among other things, the Five‑Year Revolving Credit Facility includes limitations on creating liens, incurring subsidiary debt, transactions with affiliates, sale/leaseback transactions, mergers and the sale of substantially all of our assets.  The Five‑Year Revolving Credit Facility also includes a covenant imposing a maximum debt ratio, as defined in the agreement, with certain adjustments during a specified acquisition period.  Borrowings under the Five‑Year Revolving Credit Facility are subject to acceleration upon the occurrence of an event of default.  At October 25, 2016, we had no borrowings outstanding and $300 million of available borrowing capacity under the Five‑Year Revolving Credit Facility.

Lost revenues indemnification—Under the Omnibus Agreement, Transocean agreed to indemnify us for any lost revenues, up to $100 million, arising out of the failure to receive an operating dayrate from our customer for Discoverer Clear Leader, for the period commencing on the closing date of our initial public offering through the completion of the rig’s 2014 special periodic survey.  In the nine months ended September 30, 2015, we received a cash payment of $10 million for such indemnification claims submitted in the year ended December 31, 2014.

Estimated maintenance and replacement capital expenditures—Subject to the approval by the board of directors of each of the RigCos, each RigCo will transfer its available cash to its equityholders, including the Transocean Member, as holder of the 49 percent noncontrolling interests in the RigCos, each quarter.  In determining the amount of cash available for transfer, the board of directors of each of the RigCos and our board of directors determine the amount of cash reserves to set aside, including reserves for future maintenance and replacement capital expenditures, working capital and other matters.  Because of the substantial capital expenditures the RigCos are required to make to maintain their fleets, we estimate the average annual maintenance and replacement capital expenditures to be $69 million per year, including $50 million for long‑term maintenance and classification society surveys and $19 million for replacing the rigs at the end of their useful lives.

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

- 18  -

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

Contractual obligations—As of September 30, 2016, there have been no material changes to the contractual obligations as previously disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10–K.

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

In March 2016, the U.K. publicly announced its 2016 Budget and Finance Bill.  These initial tax reform proposals included measures that would deny tax deductions or require inclusion of taxable income for certain cross‑border structure arrangements and transactions.  On September 15, 2016, the final 2016 Finance Act received Royal Assent and was enacted into law.  The tax reforms in the initial proposal that could have resulted in a higher effective tax rate on our worldwide earnings were not included in the final 2016 Finance Act.

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

- 19  -

The following table presents reconciliations of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net income (loss) for each period presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$85	$(261)	$221	$(198)
Plus:
Income tax expense	5	1	13	9
Interest income, net of interest expense	—	—	—	(1)
Depreciation expense	17	17	51	51
EBITDA	107	(243)	285	(139)
Plus:
Recognition of prior certification costs and license fees	—	1	1	2
Recognition of patent royalties expense	—	5	8	17
Loss on impairment of goodwill	—	289	—	356
Less:
Recognition of drilling contract intangible	3	4	11	11
Recognition of pre-operating revenues	4	4	12	15
Adjusted EBITDA	100	44	271	210
Plus:
Planned out-of-service operating and maintenance expense	—	4	1	9
Cash proceeds from pre-operating revenues associated with long-term receivables	3	4	10	13
Less:
Estimated maintenance and replacement capital expenditures	17	17	51	50
Cash interest income, net	—	—	(1)	(2)
Cash income taxes	2	2	6	7
Distributable Cash Flow	84	33	226	177
Distributable Cash Flow attributable to noncontrolling interest	43	17	115	90
Distributable Cash Flow attributable to controlling interest	$41	$16	$111	$87

The following table presents a reconciliation of EBITDA, Adjusted EBITDA and Distributable Cash Flow to net cash provided by operating activities for each period presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$91	$67	$264	$244
Plus:
Changes in operating assets and liabilities, net	4	(22)	(1)	(35)
Changes in deferred revenues, net	5	4	13	11
Changes in deferred costs, net	(1)	(1)	(3)	(1)
Interest income, net of interest expense	—	—	—	(1)
Income tax expense, current	5	3	10	9
Recognition of drilling contract intangible	3	4	11	11
Recognition of patent royalties expense	—	(5)	(8)	(17)
Loss on impairment of goodwill	—	(289)	—	(356)
Other, net	—	(4)	(1)	(4)
EBITDA	107	(243)	285	(139)
Plus:
Recognition of prior certification costs and license fees	—	1	1	2
Recognition of patent royalties expense	—	5	8	17
Loss on impairment of goodwill	—	289	—	356
Less:
Recognition of drilling contract intangible	3	4	11	11
Recognition of pre-operating revenues	4	4	12	15
Adjusted EBITDA	100	44	271	210
Plus:
Planned out-of-service operating and maintenance expense	—	4	1	9
Cash proceeds from pre-operating revenues associated with long-term receivables	3	4	10	13
Less:
Estimated maintenance and replacement capital expenditures	17	17	51	50
Cash interest income, net	—	—	(1)	(2)
Cash income taxes	2	2	6	7
Distributable Cash Flow	84	33	226	177
Distributable Cash Flow attributable to noncontrolling interest	43	17	115	90
Distributable Cash Flow attributable to controlling interest	$41	$16	$111	$87

- 20  -

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

For a discussion of the critical accounting policies and estimates that we use in the preparation of our condensed consolidated financial statements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our annual report on Form 10‑K for the year ended December 31, 2015.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors.  During the nine months ended September 30, 2016, there have been no material changes to the types of judgments, assumptions and estimates upon which our critical accounting estimates are based.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Credit risk—We are exposed to credit risk associated with having only two customers.  As of September 30, 2016, there have been no material changes to the quantitative and qualitative disclosures about market risk as previously disclosed under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10‑K for the year ended December 31, 2015.

Item 4.Controls and Procedures

Disclosure controls and procedures—We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a‑15 and 15d‑15, were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (1) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Internal control over financial reporting—There were no changes to our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

- 21  -

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

As of September 30, 2016, we were not involved in any lawsuits or other matters that could have a material adverse effect on our condensed consolidated statements of financial position, results of operations or cash flows.

Item 1A.Risk Factors

There have been no material changes to the risk factors as previously disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015 and in “Item 1A. Risk Factors” in our quarterly report on Form 10‑Q for the quarterly period ended June 30, 2016.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

			Total	Maximum Number
			Number of Units	(or Approximate Dollar Value)
	Total Number	Average	Purchased as Part	of Units that May Yet Be Purchased
	of Units	Price Paid	of Publicly Announced	Under the Plans or Programs
Period	Purchased	Per Unit	Plans or Programs	(in millions)
July 2016	—	$—	—	$36.0
August 2016	—	—	—	36.0
September 2016	—	—	—	36.0
Total	—	$—	—	$36.0

Unit repurchase program

On November 4, 2015, we announced that our board of directors approved a unit repurchase program authorizing us to repurchase up to $40 million of our publicly held common units for cancellation.  Subject to market conditions, we may repurchase units from time to time in the open market or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  As of September 30, 2016, since inception of the unit repurchase program, we repurchased 478,376 of our publicly held common units at an average market price of $8.41 per unit for an aggregate purchase price of $4 million, and such common units were cancelled.  On July 31, 2016, we entered into an Agreement and Plan of Merger that restricts our ability to repurchase our common units without the consent of Transocean, and we have not made any such repurchases since we entered into the agreement.  See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and uses of liquidity.”

Item 4.Mine Safety Disclosures

Not applicable.

- 22  -

Item 6.Exhibits

(a)Exhibits

The following exhibits are filed in connection with this Report:

Number		Description
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

†	31.1	CEO and CFO Certification Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
†	32.1	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
†	101	Interactive data files

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2016.

TRANSOCEAN PARTNERS LLC

By:	/s/ Kathleen S. McAllister
Kathleen S. McAllister
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

- 23  -